Form 10-Q
period 2010-03-31
Macquarie CNL Global Income Trust, Inc.
filed 2010-05-14
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-158478

Macquarie CNL Global Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-4386951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center At City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 12, 2010 was 22,222.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

Item 1. Financial Statements

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$200,219	$200,387

Total assets	$200,219	$200,387

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to related party	$219	$387

Total liabilities	219	387

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $0.01 par value, authorized and unissued 200,000,000 shares at March 31, 2010
Common stock, $0.01 par value per share, 1,120,000,000 and 100,000 shares authorized, respectively, 22,222 issued and outstanding, respectively	222	222
Additional paid-in capital	199,778	199,778

Total stockholder’s equity	200,000	200,000

Total liabilities and stockholder’s equity	$200,219	$200,387

See accompanying notes to financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

1.	Business and Organization

Macquarie CNL Global Income Trust, Inc. (formerly CNL Macquarie Global Income Trust, Inc.) (the “Company”), was organized in Maryland on March 4, 2009 and intends to qualify as a real estate investment trust for U.S. Federal income tax purposes commencing with its taxable year ending December 31, 2010.

The Company intends to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis, principally focusing on acquisitions of income-oriented commercial real estate and real estate-related assets. These investments may also include the investment in, and origination of, real estate-related investments such as mortgage, bridge, and other loans, debt securities such as commercial mortgage-backed securities and those issued by other real estate companies, equity securities of real estate companies, as well as other real estate-related investments. The Company may invest in a wide variety of sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. The Company initially anticipates that up to 60% of its assets may be located outside the United States.

The Company plans to own substantially all of its assets and conduct its operations through Macquarie CNL Income, LP (the “Operating Partnership”), a Delaware limited partnership. The Company currently owns all of the general and limited partnership interests in the Operating Partnership.

The Company’s advisor is Macquarie CNL Global Income Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture owned 50% by an affiliate of CNL Financial Group, LLC (“CNL”), and 50% by an affiliate of Macquarie Capital Funds Inc. (“MCF”), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company. The Advisor has entered into sub-advisory agreements with each of CNL Global Income Advisors, LLC, an affiliate of CNL, and Macquarie Global Income Advisors LLC, an affiliate of MCF, to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement.

On April 8, 2009, the Company filed a Registration Statement on Form S-11 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer for sale up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”), of which initially 3,750,000 shares are being offered pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share. The Registration Statement was declared effective on April 23, 2010, and the Offering commenced on that date.

Upon formation, the Advisor acquired 22,222 shares of the Company’s common stock for $200,000. These were all of the shares that were issued and outstanding as of March 31, 2010.

As of March 31, 2010, the Company was in the development stage and had not commenced operations, did not own any properties and had not made any loans or other investments.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). The financial statements include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and its general partner, Macquarie CNL Income GP, LLC. All intercompany profits, balances and transactions have been eliminated in consolidation. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2009 included in the Company’s final prospectus, which was filed with the SEC on April 26, 2010.

Use of Estimates

Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Cash and cash equivalents

Cash consists of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Organizational and Offering Expenses

Organizational and offering expenses include selling commissions and the marketing support fee incurred by the Company or any of the Company’s affiliates and costs incurred in connection with the Company’s formation, qualification and registration, and the marketing and distribution of equity shares in an offering, including, legal, accounting and escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of organizational and offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, registration and qualification of the equity shares under federal and state laws. The Company is obligated to reimburse the Advisor and its affiliates and related parties, as applicable, for organizational and offering expenses paid by them on behalf of the Company once the Company has received and accepted subscriptions for the minimum offering of $2.0 million of shares of common stock; however, the Advisor would be obligated to reimburse the Company to the extent such expenses incurred on behalf of the Company in the Offering exceed 15% of gross offering proceeds.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

2.	Summary of Significant Accounting Policies (cont.)

As of March 31, 2010 and December 31, 2009, the Advisor had incurred organizational and offering expenses on behalf of the Company of $4.1 million and $3.7 million, respectively. These are not recorded in the financial statements of the Company as of March 31, 2010 and December 31, 2009, because they do not become an obligation of the Company until subscriptions for the minimum offering of $2.0 million in shares of common stock are received and accepted by the Company. When recorded by the Company, organizational costs relating to the formation of the Company will be expensed as incurred, and offering costs will be deferred and reported as a reduction of stockholder’s equity.

Concentration of Credit Risk

At March 31, 2010 and December 31, 2009, the Company had no cash on deposit in excess of federally insured levels. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2010. In order to be taxed as a REIT, the Company will be subject to a number of organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (excluding any net capital gain). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. Federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. Federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which the Company conducts business.

It is possible the Company will form one or more subsidiaries which may elect to be taxed as a taxable REIT subsidiary (“TRS”) for U.S. Federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income.

Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes. As of March 31, 2010 and December 31, 2009, the Company had no operating results subject to taxation.

3.	Capitalization

At December 31, 2009, the Company was authorized to issue a total of 100,000 shares of common stock. On January 21, 2010, the Company amended its current Articles of Incorporation to authorize the issuance of 1,320,000,000 shares of capital stock, consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value. As of March 31, 2010 and December 31, 2009, 22,222 common shares were issued and outstanding.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

4.	Related Party Arrangements

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and in connection with the acquisition, management and sale of the assets of the Company. As of March 31, 2010, the Company had not received the required minimum proceeds of $2.0 million from the Offering, had not accepted investors, and had not purchased any properties. As a result, the Company had no obligation to reimburse the Advisor for fees and compensation in connection with the Offering, the acquisition, management or sales of assets, or for certain reimbursable costs incurred in connection with certain administrative activities.

5.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

6.	Subsequent Events

On April 23, 2010, the Company’s Registration Statement (File No. 333-158478), covering the Offering of up to 150,000,000 shares of our common stock, was declared effective by the SEC. The Offering commenced on April 23, 2010 and is ongoing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010. Amounts as of December 31, 2009, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our final prospectus, which was filed with the SEC on April 26, 2010.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, conditions affecting the CNL brand name and/or the Macquarie brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement, as filed with the SEC.

EXECUTIVE OVERVIEW

We were formed primarily to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. We may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. We will principally focus on acquisitions of income-oriented commercial real estate and real estate-related assets. These investments may also include the investment in, and origination of, real estate-related investments such as mortgage, mezzanine, bridge, and other loans, debt securities such as commercial mortgage-backed securities and those issued by other real estate companies, equity securities of real estate companies, as well as other real estate-related investments. We initially anticipate that up to 60% of our assets may be located outside the United States.

As of March 31, 2010, we were in the development stage and had not begun operations.

LIQUIDITY AND CAPITAL RESOURCES

As of May 12, 2010, we had not received and accepted subscriptions for the minimum required offering proceeds and therefore had not commenced operations. Once we receive and accept subscriptions for the minimum offering amount of at least $2.0 million in shares, subscription proceeds will be released to us and we will commence operations.

Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of offering and operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from net offering proceeds (which means our gross offering proceeds, without deduction for volume and other discounts, less organizational and offering expenses) and from financings.

We intend to pay distributions to our stockholders on a monthly basis once operations commence. The amount of distributions declared to our stockholders will be determined by our board of directors and will be dependent upon a number of factors, including our expectation of net cash from operations, our financial condition and the annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, as operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. Therefore, we expect that in the near term following commencement of operations, our distributions will be made from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of the Offering, and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so. We have not established any limit on the extent to which we may use borrowings or proceeds of the Offering to pay distributions. There is no assurance that we will be able to sustain distributions at the initial level set by our board of directors or at all.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Once we own a seasoned and stable asset portfolio, our intent is to target our aggregate borrowings to be between 30% to 60% of the aggregate value of our assets. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to an individual real estate asset and will only apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

We, through the subsidiaries of Macquarie CNL Income, LP, our operating partnership formed to make investments, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.

We intend to strategically leverage our real properties and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans collateralized by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash or with temporary financing, with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, securitization of mortgages and other notes receivable and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We have not yet entered into any commitments to acquire any specific property or to make or invest in any specific loan or other permitted investment and are not currently subject to any contingent liabilities due to the limited nature of our activities. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If only a limited number of shares are sold in excess of the minimum offering amount, then we will likely make only one or a limited number of investments and we will not achieve a significant diversification of our investments.

ORGANIZATIONAL AND OFFERING EXPENSES

Organizational and offering expenses include selling commissions and the marketing support fee incurred by us or any of our affiliates and costs incurred in connection with the Company’s formation, qualification and registration, and the marketing and distribution of equity shares in an offering, including, legal, accounting and escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of organizational and offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, registration and qualification of our equity shares under federal and state laws.

RESULTS OF OPERATIONS

As of March 31, 2010, we had not commenced operations because we were in our developmental stage. No operations will commence until we sell the minimum offering amount of $2.0 million in shares of our common stock. We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Registration Statement, as filed with the SEC.

Bank charges paid on our behalf by our Advisor as of March 31, 2010, have been recorded as a due to affiliate in the accompanying condensed consolidated balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2010.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of March 31, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they will involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may use different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material inter-company transactions, balances and profits will be eliminated in consolidation. The determination of whether the Company is the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Allocation of Purchase Price for Real Estate Acquisitions

Upon the acquisition of real estate properties, we will record the fair value of the land, buildings, equipment, intangible assets, including in-place lease origination costs and above or below market lease values, assumed liabilities and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition.

Depreciation and amortization

Real estate costs related to the acquisition and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space, that are not considered lease incentives, will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years

Building improvements	10-25 years

Equipment	5-10 years

Tenant improvements	Shorter of lease term or expected useful life

Tenant origination and absorption costs	Remaining term of related leases

Classification of Investment Securities and Valuations of Financial Instruments

We will classify investments in commercial real estate-related debt and securities as either available-for-sale or held-to-maturity. As such, we expect that our investments classified as available-for-sale will be carried at their fair value with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings.

We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading securities are recorded through earnings. Debt and securities held for investment will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments in debt securities with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery within a reasonable period of time up to or beyond the cost of the investments.

Loans Receivable

Loans held-for-investment will be reported at their outstanding principal balance net of any unearned income and unamortized deferred fees and costs. We expect that interest income will be recognized using the interest method or a method that approximates a level rate of return over the loan term. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans. Loans that we intend to sell or liquidate in the near term will be reported at the lower of cost or fair value.

Loan Impairment

We will evaluate loans classified as held-for-investment for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income.

Real Estate Impairments

For real estate we wholly own or consolidate, our management will monitor events and changes in circumstances that may indicate that the carrying amounts of the real estate assets may have diminished and not be recoverable. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we indirectly own through an investment in a joint venture, tenant-in-common interest or other similar investment structure and account for under the equity method, at each reporting date, we will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

In evaluating our real estate investments for impairment, management will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. If we used different estimates and assumptions, the carrying value might vary significantly, which could be material to our financial statements.

Income Taxes

We intend to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with our taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a taxable REIT subsidiary to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties, and to make loans and other permitted investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow and lend primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We may be exposed to foreign currency exchange rate movements as the result of investing outside of the U.S. At such time as we have foreign investments, we will evaluate various foreign currency risk mitigating strategies in an effort to minimize any impact on earnings.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in the Company’s Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement on Form S-11 (File No. 333-158478), covering our public Offering of up to 150,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The Offering has commenced and is ongoing. The Offering will terminate on April 23, 2011, if we have not received and accepted subscriptions for a minimum of $2.0 million of shares. Any funds received (including interest, if any, and without deduction for fees or expenses) will promptly be returned to subscribers. If we have received and accepted subscriptions for the minimum of $2.0 million of shares by April 23, 2011, then the Offering will terminate on or before April 23, 2012, unless extended by our board of directors.

We are offering a maximum of 146,250,000 shares in our primary Offering at an offering price of $10.00 per share, with discounts available to certain categories of purchasers. We also are offering 3,750,000 shares under our distribution reinvestment plan at an initial offering price of $9.50 per share. CNL Securities Corp., an affiliate of our Advisor, is the managing dealer of our offering.

As of May 12, 2010, we had 22,222 shares of our common stock outstanding, all of which were owned b our Advisor, which represent all of our issued and outstanding shares. We have not received any subscriptions for common stock through our Offering, however, when we do receive subscriptions all of the proceeds will be placed in an account held by our escrow agent, UMB Bank, N.A., until such time as we have received and accepted subscriptions to purchase $2.0 million in shares of our common stock. As of May 12, 2010, no shares have been sold under our distribution reinvestment plan.

We do not have an obligation to reimburse our Advisor for any organizational and offering expenses until we have sold the minimum offering amount of $2.0 million; therefore, we did not record any such expenses within our condensed consolidated financial statements for the periods covered by this report.

As of March 31, 2010, we had not entered into any arrangement to acquire any specific property or to make any specific loan or to make any other permitted investment.

Item 3. Defaults Upon Senior Securities - None

Item 4. Reserved.

Item 5. Other Information - None

Item 6. Exhibits

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of Macquarie CNL Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Macquarie CNL Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of Macquarie CNL Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of Macquarie CNL Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2010.

CNL MAMACQUARIE CNL GLOBAL INCOME TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)