Form 10-Q
period 2010-06-30
Macquarie CNL Global Income Trust, Inc.
filed 2010-08-13
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 10, 2010 was 22,222.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

Item 1.	Financial Statements

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$200,090	$200,387
Restricted cash	235,000	—

Total assets	$435,090	$200,387

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to related party	$90	$387
Escrowed investor proceeds	235,000	—

Total liabilities	235,090	387

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $0.01 par value, 200,000,000 authorized and unissued at June 30, 2010	—	—
Common stock, $0.01 par value per share, 1,120,000,000 and 100,000 shares authorized at June 30, 2010 and December 31, 2009, respectively, and 22,222 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	222	222
Additional paid-in capital	199,778	199,778

Total stockholder’s equity	200,000	200,000

Total liabilities and stockholder’s equity	$435,090	$200,387

See accompanying notes to financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

1.	Business and Organization

Macquarie CNL Global Income Trust, Inc. (formerly CNL Macquarie Global Income Trust, Inc.) (the “Company”) was organized in Maryland on March 4, 2009 and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2010.

Upon formation, the Advisor acquired 22,222 shares of the Company’s common stock for $200,000. These were all of the shares issued and outstanding as of June 30, 2010.

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

The Company plans to own substantially all of its assets and conduct its operations through Macquarie CNL Income, LP, a Delaware limited partnership (the “Operating Partnership”). The Company currently owns all of the limited partnership interests in the Operating Partnership, and Macquarie CNL Income GP, LLC, a wholly owned subsidiary of the Company, owns a 1% general partnership interest in the Operating Partnership.

The Company’s advisor is Macquarie CNL Global Income Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture owned 50% by an affiliate of CNL Financial Group, LLC (“CNL”), and 50% by an affiliate of Macquarie Capital Funds Inc. (“MCF”), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor dated January 20, 2010. The Advisor has entered into sub-advisory agreements with each of CNL Global Income Advisors, LLC, an affiliate of CNL, and Macquarie Global Income Advisors LLC, an affiliate of MCF, to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement.

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

As of June 30, 2010, the Company was in the development stage and had not commenced operations, did not own any properties and had not made any loans or other investments.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited balance sheets have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). The balance sheets include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and its general partner, Macquarie CNL Income GP, LLC. All intercompany profits, balances and transactions have been eliminated in consolidation. Amounts as of December 31, 2009 included in the unaudited condensed consolidated balance sheet have been derived from the audited consolidated balance sheet as of that date. The accompanying condensed consolidated balance sheets should be read in conjunction with the consolidated balance sheets and notes thereto as of December 31, 2009 included in the Company’s final prospectus filed with the SEC on April 26, 2010, pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

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

Organizational and Offering Expenses

Organizational expenses are costs incurred in connection with the Company’s formation. Offering expenses include selling commissions and the marketing support fees incurred by the Company or any of the Company’s affiliates, costs of the SEC registration, and the marketing and distribution of the Company’s equity shares in an offering, including, without limitation, the following: legal, accounting and escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, registration and qualification of the Company’s equity shares under federal and state laws. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, market support fees, due diligence expense reimbursements, and organizational and offering costs to be paid by the Company may not exceed 15% of the gross aggregate offering proceeds.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

2.	Summary of Significant Accounting Policies (cont.)

As of June 30, 2010 and December 31, 2009, the Advisor had incurred organizational and offering expenses, as well as certain operating related costs, on behalf of the Company totaling $5.4 million and $3.7 million, respectively. These are not recorded in the financial statements of the Company as of June 30, 2010 and December 31, 2009, because they do not become an obligation of the Company until subscriptions for the minimum offering of $2.0 million in shares of common stock are received and accepted by the Company. When recorded by the Company, organizational costs relating to the formation of the Company and operating related costs will be expensed as incurred and offering costs will be deferred and reported as a reduction of stockholder’s equity. Organizational and offering costs incurred by the Advisor will become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering.

Concentration of Credit Risk

At June 30, 2010 and December 31, 2009, the Company had no cash on deposit in excess of federally insured levels. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing with its taxable year ending December 31, 2010. In order to be taxed as a REIT, the Company will be subject to a number of organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (excluding any net capital gain). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which the Company conducts business.

It is possible the Company will form one or more subsidiaries which may elect to be taxed as a taxable REIT subsidiary (“TRS”) for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state and foreign laws, a TRS will be subject to tax on its taxable income.

Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes. As of June 30, 2010 and December 31, 2009, the Company had no operating results subject to taxation.

3.	Capitalization

At December 31, 2009, the Company was authorized to issue a total of 100,000 shares of common stock. On January 21, 2010, the Company amended its current Articles of Incorporation to authorize the issuance of 1,320,000,000 shares of capital stock, consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value. As of June 30, 2010 and December 31, 2009, 22,222 common shares were issued and outstanding.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

4.	Distributions

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income.

On May 25, 2010, the Company’s board of directors authorized a daily distribution of $0.0017808 per share of common stock which will commence on the day following the Company receiving and accepting subscriptions for the minimum offering of $2.0 million in shares of common stock. Distributions will be calculated based on the number of days each stockholder has been a stockholder of record in that month. Distributions that accrue in the month the minimum offering is met and the subsequent month’s accrued distributions will be accumulated and paid in the following month. Thereafter, at the end of each month, that month’s distributions will be aggregated and paid in the following month. The daily distribution rate equates to an annualized distribution rate of 6.5%, using the Company’s offering price of $10.00 per share. As the Company had not met the minimum offering requirements as of June 30, 2010, no distributions were paid or payable. Until the net proceeds from the Offering are fully invested, the Company may not generate sufficient cash flow from operations to fully fund distributions. During the early stages of the Offering, all or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings, proceeds from the Offering, cash advances from the Company’s Advisor or by way of waiver or deferral of fees.

5.	Related Party Arrangements

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and in connection with the acquisition, management and sale of the assets of the Company. As of June 30, 2010, the Company had not received the required minimum proceeds of $2.0 million from the Offering, had not accepted investors, and had not purchased any properties. As a result, the Company had no obligation to reimburse the Advisor for fees and compensation in connection with the Offering, the acquisition, management or sales of assets, or for certain reimbursable costs incurred in connection with certain administrative activities.

Bank charges paid on the Company’s behalf by its Advisor as of June 30, 2010 and December 31, 2009, have been recorded as due to related party in the accompanying condensed consolidated balance sheets.

6.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

7.	Subsequent Events

On August 12, 2010, the Company’s board of directors approved an amendment to the Company’s articles of incorporation and to its advisory agreement. Specifically, the board of directors and the Advisor have agreed to reduce the investment services fees on properties and loans from 3% and 2%, respectively, to 1.85% of the contract purchase price or amount invested, as applicable. The Company would continue to not pay an investment services fee in connection with the purchase of securities.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

7.	Subsequent Events (cont.)

In addition, the disposition fee related to the sale of one or more real properties or other assets of the Company has been reduced from 3% to 1% of the sales price of an asset. The fee will continue to be subject to the lesser of one-half of a competitive real estate commission or 1% of the sales price of a real property. The disposition fee also applies to the sale of all of the Company’s assets or a sale of the Company, or a portion thereof.

The priority return is the return all investors must earn before the Advisor (a) participates in 15% of the proceeds from a sale of the Company’s assets or a future liquidity event, such as a sale, merger or listing of the Company, or (b) is paid a performance fee in the event of termination or non-renewal of the advisory agreement. The priority return was previously defined as 8% and was revised to 6% of invested capital.

The board of directors has approved a financing coordination fee to be paid to the Advisor related to the future refinancing of debt. The fee will be assessed at 1% of the gross amount of any such refinancing. The fee is subject to the operating expense requirements under the North American Securities Administrators Association guidelines. These requirements provide that operating expenses in a twelve-month period for a REIT may not exceed 2% of average investments or 25% of net income.

The changes to the disposition fee and priority return in the advisory agreement necessitate an amendment to the Company’s articles of incorporation reflecting those changes. Therefore, the board of directors approved a second amendment and restatement of the articles of incorporation reflecting the revised priority return and the revised disposition fee that would be payable to the Advisor upon disposition of assets (including upon a sale of the Company or substantially all of its assets, or a portion thereof), and clarifying that the Company may distribute its own securities in lieu of making cash distributions to stockholders. The second amendment and restatement of the articles of incorporation was approved by the board of directors pursuant to Section 2-603 of the Maryland General Corporation Law and will be filed with the Maryland Department of Assessments and Taxation in August 2010.

As of August 10, 2010, the Company had received subscriptions for 45,278 shares of its common stock, which subscriptions are being held in escrow with UMB Bank, N.A. until such time as subscriptions to purchase $2.0 million in shares of common stock have been received and accepted by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. Amounts as of December 31, 2009, included in the unaudited condensed consolidated balance sheet have been derived from the audited consolidated balance sheet as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated balance sheets, notes and management’s discussion and analysis included in our final prospectus filed with the SEC on April 26, 2010 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, conditions affecting the CNL brand name and/or the Macquarie brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our final prospectus filed with the SEC on April 26, 2010 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

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

As of June 30, 2010, we were in the development stage and had not commenced operations, did not own any properties and had not made any loans or other investments.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we had not received and accepted subscriptions for the minimum required offering proceeds and therefore had not commenced operations. Once we receive and accept subscriptions for the minimum offering amount of at least $2.0 million in shares of common stock, subscription proceeds will be released to us and we will commence operations.

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

Our intent is to accrue distributions daily and pay distributions on a monthly basis following the Company receiving and accepting subscriptions for the minimum offering of $2.0 million in shares of common stock. On May 25, 2010, our board of directors authorized a daily distribution of $0.0017808 per share of common stock which will commence on the day following our receiving and accepting subscriptions for the minimum offering of $2.0 million in shares of common stock. Distributions will be calculated based on the number of days each stockholder has been a stockholder of record in that month. The daily distribution rate equates to an annualized distribution rate of 6.5%, using our offering price of $10.00 per share. As we had not met the minimum offering requirements as of June 30, 2010, no distributions were paid or payable.

Until the net proceeds from the Offering are fully invested, we may not generate sufficient cash flow from operations to fully fund distributions. During the early stages of the Offering, all or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings, proceeds from the Offering, cash advances from our Advisor or by way of waiver or deferral of fees. We have not established any limit on the extent to which distributions could be funded from these other sources. The level of distributions will be determined by our board of directors and depend on a number of factors including current and projected liquidity requirements, anticipated operating cash flows and tax considerations, and other relevant items deemed applicable by our board of directors.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Once the net proceeds of the Offering are fully invested, our expectation is that our aggregate borrowings will be between 30% to 60% of the aggregate value of our assets. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to an individual real estate asset and will only apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

We, through the subsidiaries of the Operating Partnership, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.

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

On August 12, 2010, our board of directors approved an amendment to our articles of incorporation and to our advisory agreement. Management and the board of directors believe the fee revisions enable the Company to more effectively compete for capital and better align the long-term Company goals with its Advisor.

ORGANIZATIONAL AND OFFERING EXPENSES

Organizational expenses are costs incurred in connection with the Company’s formation. Offering expenses include selling commissions and the marketing support fees incurred by us or any of our affiliates , costs of the SEC registration, and the marketing and distribution of our equity shares in an offering, including, without limitation, the following: legal, accounting and escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, registration and qualification of our equity shares under federal and state laws. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, market support fees, due diligence expense reimbursements, and organizational and offering costs to be paid by the Company may not exceed 15% of the gross aggregate offering proceeds.

As of June 30, 2010 and December 31, 2009, our Advisor had incurred organizational and offering expenses, as well as certain operating related expenses, on behalf of the Company totaling $5.4 million and $3.7 million, respectively. These are not recorded in our balance sheets of June 30, 2010 and December 31, 2009, because they do not become an obligation of ours until we have received and accepted subscriptions for the minimum offering of $2.0 million in shares of common stock. When recorded, organizational costs relating to the formation of the Company and operating related costs will be expensed as incurred and offering costs will be deferred and reported as a reduction of stockholder’s equity.

RESULTS OF OPERATIONS

As of June 30, 2010, we were in our developmental stage and had not commenced operations, did not own any properties and had not made any loans or other investments. No operations will commence until we sell the minimum offering amount of $2.0 million in shares of our common stock. We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our final prospectus filed with the SEC on April 26, 2010 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

Bank charges paid on our behalf by our Advisor as of June 30, 2010 and December 31, 2009, have been recorded as due to related party in the accompanying condensed consolidated balance sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2010.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of June 30, 2010.

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

Principles of Consolidation and Basis of Presentation

When we obtain an economic interest in an entity, we will evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of VIEs. When an entity is not deemed to be a VIE, we consider the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partner has certain rights. We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control and the limited partners neither have the ability to dissolve the entity or remove us without cause nor any substantive participating rights. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence and (iii) entities that are non-VIEs that we control through our general partner status, but limited partners in the entity have the substantive ability to dissolve the entity or remove us without cause or have substantive participating rights. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of the entities that are consolidated but not owned by us will be presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation

Allocation of Purchase Price for Real Estate Acquisitions

Upon the acquisition of real estate properties, we will record the fair value of the land, buildings, equipment, intangible assets, including but not limited to in-place lease origination costs and above or below market lease values, assumed liabilities and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition.

Depreciation and Amortization

Real estate costs related to the acquisition, development and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space, that are not considered lease incentives, will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

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

Income Taxes

We intend to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a TRS to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and to make loans and other permitted investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow and lend primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

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

There are no material changes to the risk factors previously disclosed in the Company’s final prospectus filed with the SEC on April 26, 2010 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement on Form S-11 (File No. 333-158478), covering our public Offering of up to 150,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The Offering has commenced and is ongoing. The Offering will terminate on April 23, 2011, if we have not received and accepted subscriptions for a minimum of $2.0 million of shares of our common stock. Any funds received (including interest, if any, and without deduction for fees or expenses) will promptly be returned to subscribers. If we have received and accepted subscriptions for the minimum of $2.0 million of shares of our common stock by April 23, 2011, then the Offering will terminate on or before April 23, 2012, unless extended by our board of directors.

As of August 10, 2010, we had 22,222 shares of our common stock outstanding, all of which were owned by our Advisor. As of such date, we had received subscriptions for 45,278 shares of our common stock under our Offering that were being held in escrow with our escrow agent, UMB, N.A., as we had not yet received and accepted subscriptions to purchase $2.0 million of shares of our common stock.

We do not have an obligation to reimburse our Advisor for any organizational and offering expenses until we have sold the minimum offering amount of $2.0 million of shares of our common stock; therefore, we did not record any such expenses within our condensed consolidated financial statements for the periods covered by this report.

As of June 30, 2010, we had not entered into any arrangement to acquire any specific property or to make any specific loan or to make any other permitted investment.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On June 3, 2010, we, our Operating Partnership and Macquarie CNL Global Income Managers, LLC, our property manager, entered into an Amended and Restated Master Property Management and Leasing Agreement for purposes of correcting a previous error. A conformed copy of the agreement is attached to this report as Exhibit 10.1.

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2010.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

10.1	Amended and Restated Master Property Management and Leasing Agreement. (Filed herewith.)

31.1	Certification of Chief Executive Officer of Macquarie CNL Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Macquarie CNL Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of Macquarie CNL Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of Macquarie CNL Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)