Form 10-Q
period 2010-09-30
Macquarie CNL Global Income Trust, Inc.
filed 2010-11-12
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock of the registrant outstanding as of November 8, 2010 was 354,685.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

Item 1. Financial Statements

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$200,000	$200,387
Restricted cash	1,744,440	—

Total assets	$1,944,440	$200,387

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to related party	$—	$387
Escrowed investor proceeds	1,744,440	—

Total liabilities	1,744,440	387

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $0.01 par value, 200,000,000 authorized and unissued at September 30, 2010	—	—
Common stock, $0.01 par value per share, 1,120,000,000 and 100,000 shares authorized at September 30, 2010 and December 31, 2009, respectively, and 22,222 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	222	222
Additional paid-in capital	199,778	199,778

Total stockholder’s equity	200,000	200,000

Total liabilities and stockholder’s equity	$1,944,440	$200,387

See accompanying notes to financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

1.	Business and Organization

Macquarie CNL Global Income Trust, Inc. (the “Company”) was organized in Maryland on March 4, 2009 and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2010.

Upon formation, the Advisor acquired 22,222 shares of the Company’s common stock for $200,000. These were all of the shares issued and outstanding as of September 30, 2010.

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

The Company plans to own substantially all of its assets and conduct its operations through Macquarie CNL Income, LP, a Delaware limited partnership (the “Operating Partnership”). The Company currently owns all of the limited partnership interests in the Operating Partnership, and Macquarie CNL Income GP, LLC, a wholly owned subsidiary of the Company (the “General Partner”), owns a 1% general partnership interest in the Operating Partnership.

The Company’s advisor is Macquarie CNL Global Income Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture owned 50% by an affiliate of CNL Financial Group, LLC (“CNL”), and 50% by an affiliate of Macquarie Infrastructure and Real Assets Inc. (“MIRA”) (formerly Macquarie Capital Funds Inc.), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor dated January 20, 2010, which was amended and restated on August 12, 2010 (the “Advisory Agreement”). The Advisor has entered into sub-advisory agreements with each of CNL Global Income Advisors, LLC, an affiliate of CNL, and Macquarie Global Income Advisors LLC, an affiliate of MIRA, to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement.

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

As of September 30, 2010, the Company was in the development stage and had not commenced operations, did not own any properties and had not made any loans or other investments.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited balance sheets have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). The balance sheets include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and the General Partner. All intercompany profits, balances and transactions have been eliminated in consolidation. Amounts as of December 31, 2009, included in the unaudited condensed consolidated balance sheet have been derived from the audited consolidated balance sheet as of that date. The accompanying condensed consolidated balance sheets should be read in conjunction with the consolidated balance sheets and notes thereto as of December 31, 2009 included in the Company’s final prospectus filed with the SEC on April 26, 2010, pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

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

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash are escrowed investor proceeds of approximately $1.7 million as of September 30, 2010, for which shares of common stock had not yet been issued. On October 6, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on October 8, 2010, the subscription proceeds of approximately $2.4 million were released from escrow and 236,520 shares of common stock were issued to stockholders.

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

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

2.	Summary of Significant Accounting Policies (cont.)

As of September 30, 2010 and December 31, 2009, the Advisor had incurred organizational and offering expenses, as well as certain operating related costs, on behalf of the Company totaling $6.0 million and $3.7 million, respectively. These are not recorded in the financial statements of the Company as of September 30, 2010 and December 31, 2009, because such costs did not become a liability of the Company until October 6, 2010, when subscriptions in excess of the minimum offering amount of $2.0 million in shares of common stock were received and accepted by the Company. Additionally, such costs are recorded as a liability only to the extent organizational and offering expenses do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organizational costs relating to the formation of the Company and operating related costs will be expensed as incurred and offering costs will be deferred and reported as a reduction of stockholder’s equity.

Concentration of Credit Risk

At September 30, 2010, the Company’s restricted cash deposits exceeded federally insured levels. However, the Company has not experienced any losses on the account. The Company continues to monitor the third-party depository institution that holds the Company’s restricted cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

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

Prior to the Company’s REIT election, which is intended to be effective for the 2010 tax year, it is subject to corporate federal and state income taxes. As of September 30, 2010 and December 31, 2009, the Company had no operating results subject to taxation.

3.	Capitalization

At December 31, 2009, the Company was authorized to issue a total of 100,000 shares of common stock. On January 21, 2010, the Company amended its current Articles of Incorporation to authorize the issuance of 1,320,000,000 shares of capital stock, consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value. As of December 31, 2009, 22,222 common shares were issued and outstanding.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

4.	Distributions

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income.

On May 25, 2010, the Company’s board of directors authorized a daily distribution of $0.0017808 per share of common stock which will commence on the day following the Company receiving and accepting subscriptions for the minimum offering of $2.0 million in shares of common stock. Distributions will be calculated based on the number of days each stockholder has been a stockholder of record in that month. Distributions that accrue in the month the minimum offering is met and the subsequent month’s accrued distributions will be accumulated and paid in the following month. Thereafter, at the end of each month, that month’s distributions will be aggregated and paid in the following month. The daily distribution rate equates to an annualized distribution rate of 6.5%, using the Company’s offering price of $10.00 per share. As the Company had not met the minimum offering requirements as of September 30, 2010, no distributions were paid or payable. Until the net proceeds from the Offering are fully invested, the Company may not generate sufficient cash flow from operations to fully fund distributions. During the early stages of the Offering, all or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings, proceeds from the Offering, cash advances from the Company’s Advisor or by way of waiver or deferral of fees.

5.	Related Party Arrangements

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and in connection with the acquisition, management and sale of the assets of the Company. As of September 30, 2010, the Company had not received the required minimum offering amount of $2.0 million in shares of common stock, had not accepted investors, and had not purchased any properties. As a result, the Company had no obligation to reimburse the Advisor for fees and compensation in connection with the Offering, the acquisition, management or sales of assets, or for certain reimbursable costs incurred in connection with certain administrative activities.

On August 12, 2010, the Company’s board of directors approved an amended and restated advisory agreement for the purpose of restructuring the fees to be paid to the Advisor for certain services. Generally, the fee restructuring resulted in a reduction of the investment services fee from 3% to 1.85%, a reduction of the disposition fee from 3% to 1%, the provision for a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1% of the gross amount of the refinancing, and the reduction from 8% to 6% the priority return that must be paid to stockholders before the Company may pay incentive fees to the Advisor. The revised disposition fee and priority return are also reflected in amended and restated articles of incorporation approved by the board of directors and filed in the State of Maryland on August 13, 2010. The Company’s management and board of directors believe that the fee revisions enable the Company to more effectively compete for capital and better align the interests of the Advisor with the interests of the Company’s stockholders.

Bank charges paid on the Company’s behalf by its Advisor as of December 31, 2009, have been recorded as due to related party in the accompanying condensed consolidated balance sheet.

6.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

7.	Subsequent Events

As of October 6, 2010, the Company had received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million in shares of common stock and on October 8, 2010, the funds were released from escrow and the Company commenced operations.

As of November 8, 2010, the Company had received aggregate subscription proceeds of approximately $3.3 million (332,463 shares) from 101 investors in connection with the Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. Amounts as of December 31, 2009, included in the unaudited condensed consolidated balance sheet have been derived from the audited consolidated balance sheet as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated balance sheets and the notes thereto, as well as the audited consolidated balance sheets, notes and management’s discussion and analysis included in our final prospectus filed with the SEC on April 26, 2010 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

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

As of September 30, 2010, we were in the development stage and had not commenced operations, did not own any properties and had not made any loans or other investments.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had not received and accepted subscriptions for the minimum required offering proceeds and therefore had not commenced operations. As of October 6, 2010, we had satisfied the conditions of escrow and on October 8, 2010, approximately $2.4 million was released from escrow and we commenced operations.

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

On May 25, 2010, our board of directors authorized a daily distribution of $0.0017808 per share of common stock which will commence on October 7, 2010, the day following our receiving and accepting subscriptions for the minimum offering amount of $2.0 million in shares of common stock. Distributions will be calculated based on the number of days each stockholder has been a stockholder of record in that month. Distributions for October and November 2010 will be aggregated and paid on or about December 15, 2010. Thereafter, at the end of each subsequent calendar month, that month’s distributions will be paid in the next subsequent month. The daily distribution rate equates to an annualized distribution rate of 6.5%, using our offering price of $10.00 per share. Our board of directors intends to evaluate our distribution policy on a quarterly basis. As we had not met the minimum offering requirements as of September 30, 2010, no distributions were paid or payable as of that date.

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

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Once the net proceeds of the Offering are fully invested, our expectation is that our aggregate borrowings will be between 30% and 60% of the aggregate value of our assets. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to an individual real estate asset and will only apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

As of September 30, 2010 and December 31, 2009, our Advisor had incurred organizational and offering expenses, as well as certain operating related expenses, on behalf of the Company totaling $6.0 million and $3.7 million, respectively. These are not recorded in our balance sheets as of September 30, 2010 and December 31, 2009, because such costs did not become a liability of ours until October 6, 2010, when subscriptions in excess of the minimum offering of $2.0 million in shares of common stock were received and accepted by us. Additionally, such costs are recorded as a liability only to the extent organizational and offering expenses do not exceed 15% of the gross proceeds of the Offering. When recorded, organizational costs relating to the formation of the Company and operating related costs will be expensed as incurred and offering costs will be deferred and reported as a reduction of stockholder’s equity.

RESULTS OF OPERATIONS

As of September 30, 2010, we were in our development stage and had not commenced operations, did not own any properties and had not made any loans or other investments. Operations commenced on October 8, 2010, when aggregate subscription proceeds in excess of the minimum offering amount had been accepted and released to us from escrow.

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

Bank charges paid on our behalf by our Advisor as of December 31, 2009, have been recorded as due to related party in the accompanying condensed consolidated balance sheet.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2010.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of September 30, 2010.

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

Principles of Consolidation and Basis of Presentation

When we obtain an economic interest in an entity, we will evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of VIEs. When an entity is not deemed to be a VIE, we consider the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partner has certain rights. We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control and the limited partners neither have the ability to dissolve the entity or remove us without cause nor any substantive participating rights. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence and (iii) entities that are non-VIEs that we control through our general partner status, but limited partners in the entity have the substantive ability to dissolve the entity or remove us without cause or have substantive participating rights. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of the entities that are consolidated but not owned by us will be presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

Income Taxes

We intend to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our annual REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a TRS to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

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

Use of Proceeds from Registered Securities

As of September 30, 2010, we had 22,222 shares of our common stock outstanding, all of which were owned by our Advisor. As of such date, we had received subscriptions for 174,766 shares of our common stock under our Offering that were being held in escrow with our escrow agent, UMB, N.A., as we had not yet received and accepted subscriptions to purchase $2.0 million of shares of our common stock. As of October 6, 2010, we had satisfied the conditions of escrow and on October 8, 2010, approximately $2.4 million was released from escrow.

We did not have an obligation to reimburse our Advisor for any organizational and offering expenses until we sold the minimum offering amount of $2.0 million of shares of our common stock; therefore, we did not record any such expenses within our condensed consolidated financial statements for the periods covered by this report. As of October 6, 2010, those costs became a liability of ours to the extent organizational and offering expenses do not exceed 15% of the gross proceeds of the Offering.

As of September 30, 2010, we had not entered into any arrangement to acquire any specific property or to make any specific loan or to make any other permitted investment.

Item 3. Defaults Upon Senior Securities - None

Item 4. (Removed and Reserved)

Item 5. Other Information

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 2010.

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