Form 10-K
period 2010-12-31
Macquarie CNL Global Income Trust, Inc.
filed 2011-03-07
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from             to

Commission file number: 333-158478

Macquarie CNL Global Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-4386951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the registrant’s shares of common stock, so there is no market value for such shares. Based on the $10.00 offering price of the shares, approximately $10.7 million of our common stock was held by non-affiliates as of March 2, 2011.

The number of shares of common stock outstanding as of March 2, 2011 was 1,088,627.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, conditions affecting the CNL brand name and/or the Macquarie brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from the offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.	BUSINESS

General

Macquarie CNL Global Income Trust, Inc. is a Maryland corporation incorporated on March 4, 2009, that intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for its taxable year ended December 31, 2010. The terms “us,” “we,” “our,” “Company” and “Macquarie CNL Global Income Trust” include Macquarie CNL Global Income Trust, Inc. and each of its subsidiaries. Macquarie CNL Global Income Trust is sponsored by CNL Financial Group, LLC (“CNL LLC”) an affiliate of CNL Financial Group, Inc. (“CNL”), and Macquarie Infrastructure and Real Assets Inc. (“MIRA Inc.”) (formerly Macquarie Capital Funds Inc.), a subsidiary of Macquarie Infrastructure and Real Assets (“MIRA”). MIRA is a division within Macquarie Funds Group, which is one of the operating groups within Macquarie Group Limited (“Macquarie”). We have retained Macquarie CNL Global Income Advisors, LLC (our “Advisor”), a joint venture formed between an affiliate of CNL and an affiliate of MIRA, to provide management, acquisition, disposition, advisory and administrative services. Our office is located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801.

We intend to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis, principally focusing on acquisitions of income-oriented commercial real estate and real estate-related assets. These investments may also include the investment in, and origination of, real estate-related investments such as mortgage, mezzanine, bridge, and other loans, debt securities such as commercial mortgage-backed securities (or “CMBS”) and those issued by other real estate companies, equity securities of real estate companies, as well as other real estate-related investments. We may invest in a wide variety of sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. We anticipate that up to 60% of our assets may be located outside the United States. However, the percentage of domestic acquisitions compared to acquisitions made outside of the United States may be weighted differently at any point in time, depending on the global market conditions and opportunities. For example, we believe that domestic acquisitions are currently more attractive. The additional costs and complexity of having an international asset make it more feasible when that asset is larger, yet we believe it is better that our initial investments be smaller in size in order to achieve diversity sooner and mitigate the risk of concentration. In addition, we believe there is no shortage of smaller-sized domestic opportunities in the market today. Therefore our initial assets are much more likely to be domestic. As conditions evolve, we expect to make acquisitions in foreign locations as well. The fluctuations in domestic and international markets was one of the principal considerations in developing our investment strategy which allows us to seek out opportunities globally rather than be limited to either domestic or international investments.

We plan to own substantially all of our assets and conduct our operations through Macquarie CNL Income, LP, a Delaware limited partnership (the “Operating Partnership”). We currently own all of the limited partnership interests in the Operating Partnership, and Macquarie CNL Income GP, LLC, a wholly owned subsidiary of the Company (the “General Partner”), owns a 1% general partnership interest in the Operating Partnership.

Public Offering

On April 8, 2009, we filed a Registration Statement on Form S-11 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer for sale up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”), of which initially 3,750,000 shares are being offered pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share. The Registration Statement was declared effective on April 23, 2010, and the Offering commenced on that date. As of October 6, 2010, we had received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million in shares of common stock and on October 8, 2010, the funds were released from escrow and the Company commenced operations.

As of December 31, 2010, we had received aggregate offering proceeds of approximately $8.1 million (818,145 shares) from 187 investors in connection with the Offering.

The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering.

Advisory Services

Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, administering our bookkeeping and accounting functions, serving as our consultant in connection with policy decisions to be made by our board of directors, and identifying and making acquisitions and investments on our behalf. In exchange for these services, our Advisor is entitled to receive certain fees from us. Our Advisor will receive a monthly asset management fee in an amount equal to 0.08334% of the real estate asset value (as defined in the advisory agreement) of our properties, including our proportionate share of those properties owned in joint ventures, and of the outstanding principal amount of any loans made, and an amount equal to 0.1042% of the book value of securities, as of the end of the preceding month. For services rendered in connection with the selection, evaluation, structure and purchase of assets, our Advisor will receive an investment services fee equal to 1.85% of the purchase price of properties or the amount invested in the case of other assets (except securities). No investment services fee will be paid to our Advisor in connection with our purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of each payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased. Our Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters, commencing with the fourth full quarter following the effective date of our Offering, exceed the greater of 2% of average invested assets or 25% of net income, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

In addition, our Advisor will be entitled to receive disposition fees and, under certain circumstances, certain incentive fees upon disposition of our assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The current advisory agreement continues through April 6, 2011, and thereafter may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

Investment Strategy and Objectives

We intend to undertake a global investment strategy to acquire a range of income-oriented commercial real estate and commercial real estate-related assets. We may invest across a diverse spectrum of real estate markets including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. These assets may also include the investment in and origination of real estate-related investments such as mortgage, mezzanine, bridge, and other loans, debt securities such as mortgage-backed securities and those issued by other real estate companies, equity securities of real estate companies, as well as other real estate-related investments. At the discretion of our Advisor’s investment committee and with the approval of our board of directors, we additionally may invest in other income-oriented commercial real estate assets, securities and investment opportunities that otherwise meet our investment objectives and policies. Our Advisor may use CNL’s and Macquarie’s network of global relationships to enter into joint ventures, partnerships or other co-ownership arrangements for the acquisition of properties. This may include present and future real estate limited partnerships and REITs sponsored by affiliates of each of our sponsors.

Our primary investment objectives are to:

•	provide attractive and stable cash distributions;

•	preserve, protect and return invested capital;

•	invest in a diversified portfolio of assets; and

•

explore liquidity options in the future, including the sale of either the Company or our assets, potential merger opportunities, or the listing of our common shares on a national securities exchange (“Listing”).

We expect to use the net proceeds of the Offering to acquire commercial real estate or commercial real estate-related assets located throughout the world. We will not focus our investment strategy towards any specific geographic location, however, we initially anticipate that up to 60% of assets may be located outside of the United States.

Our strategy to realize our investment objectives will be driven by a disciplined approach to evaluating the important factors for each individual investment. We believe affiliates of our Advisor have the experience and ability to identify attractive assets, underwrite current operating performance, forecast potential changes to operating performance over time, and identify adequate exit strategies for assets, if required, as well as analyze the key metrics of the overall portfolio composition, both in the United States and globally. By using this approach, we expect to be able to identify favorable acquisition targets and effectively manage these assets to assist in achieving our primary investment objectives.

We intend to invest in a variety of commercial real estate assets, including real property and real estate related debt and securities. We anticipate allocating at least 70% of our investments in commercial real properties and up to 30% of the portfolio in commercial real estate-related debt and securities. This target allocation is subject to change depending on real estate market conditions and the investment opportunities available to us.

Certain Investment Limitations

In addition to other investment restrictions imposed by our board of directors from time to time, our articles of incorporation provide for the following limitations and restrictions on our investment and financing activities:

•	We may not invest more than 10% of our total assets in unimproved real property or mortgage loans on unimproved real property.

•

We may not invest in commodities or commodity future contracts, except for futures contracts, when used solely for hedging purposes in connection with our ordinary business of investing in real estate assets and mortgages.

•

We may not make or invest in any mortgage loan, excluding investments in mortgage programs or CMBS, unless an appraisal is obtained concerning the underlying property (unless the loan is insured or guaranteed by a government or governmental agency). In cases in which a majority of our independent directors so determine, and in all cases in which the mortgage loan involves our Advisor, sponsors, directors or affiliates, the appraisal of the underlying property must be obtained from an independent appraiser, maintained in our records for at least five years, and available for inspection and duplication by any stockholder. In addition to the appraisal, a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or condition of the title must be obtained to the extent available in the applicable jurisdiction.

•

We may not make or invest in any mortgage loan, excluding investments in mortgage programs or CMBS, including construction loans, on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loans, would exceed an amount equal to 85% of the appraised value of the property as determined by appraisal at the time of the initial funding, unless our board of directors concludes that substantial justification exists because of the presence of other underwriting criteria. For these purposes, the “aggregate amount of all mortgage loans outstanding on the property, including our loans” will include all interest (excluding contingent participation in income or appreciation in value of the mortgaged property), the current payment of which may be deferred pursuant to the terms of the loans, to the extent that deferred interest on each loan exceeds 5% per annum of the principal balance of the loan.

•	We may not invest in indebtedness collateralized by a mortgage on real property that is subordinate to a lien or other indebtedness of our Advisor, a director, a sponsor or any of our affiliates.

•

We may not issue (i) equity securities redeemable solely at the option of the holder (except that stockholders may offer their shares to us as described under our redemption plan); (ii) debt securities, unless the historical debt service coverage in the most recently completed fiscal year as adjusted for known changes is sufficient to properly service that higher level of debt; (iii) equity securities on a deferred payment basis or under similar arrangements; or (iv) options, warrants, or similar evidences of a right to buy our securities (collectively, “Options”) to our Advisor, our directors, our sponsors or any of their affiliates except on the same terms as such Options are sold to the general public. Options may be issued to persons other than our Advisor, our directors, our sponsors or any affiliate thereof, but not at exercise prices less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of our independent directors has a market value less than the value of such Option on the date of grant. Options or warrants issued to our Advisor, our directors, or our sponsors or any of their affiliates may not exceed 10% of our outstanding shares. The voting rights per share (other than any publicly held share of our stock) sold in any private offering may not exceed the voting rights which bear the same relationship to the voting rights of a publicly held share of our stock as the consideration paid to us for each privately held share bears to the book value of each outstanding publicly held share of our stock.

•

We may not make loans to our Advisor, a sponsor, a director or any affiliate thereof, except (i) mortgage loans subject to restrictions governing loans contained in our articles of incorporation, or (ii) loans to our subsidiaries, subject to certain parameters or as otherwise provided for in our articles of incorporation.

•

We may not borrow money from our Advisor, a sponsor, a director or any affiliate thereof, unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction conclude that the transaction is fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.

•

We may not incur leverage that is unreasonable in relation to the value of our net assets and that exceeds 300% of net assets, except as approved by a majority of our independent directors and disclosed to stockholders in our first quarterly report after the approval occurs, along with justification for the excess.

•	We may not invest in real estate contracts of sale unless such contracts of sale are in recordable form and appropriately recorded in the chain of title.

•

We may not invest in equity securities unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable and determine that the transaction will not jeopardize our ability to qualify and remain qualified as a REIT. The foregoing restrictions on investments in equity securities will not apply to the purchase by us (i) of our own shares pursuant to our redemption plan or, when traded on a secondary market or on a national securities exchange or inter-dealer quotation system, if a majority of our directors (including a majority of our independent directors) determine the purchase to be in our best interest, or (ii) of securities of a “publicly-traded entity” made through a trade that is effected in a recognized securities market. For these purposes, a “publicly-traded entity” will mean any entity having securities listed on a national securities exchange or included for quotation on an inter-dealer quotation system.

•	We may not invest in any security of any entity holding investments or engaging in activities prohibited by our articles of incorporation.

•	We may not engage in underwriting or the agency distribution of securities issued by others or in trading (as compared to investment activities).

•

Our Advisor, a sponsor, a director or any of their affiliates may not purchase or lease assets from us unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us.

•

We may not purchase or lease assets from our Advisor, a sponsor, a director or any affiliate thereof, unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction find that the transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to such Advisor, sponsor, director or affiliate, unless substantial justification exists for the excess and our independent directors conclude the excess is reasonable. In no event may the purchase price of any property to us exceed its current appraised value.

•

We may not invest in joint ventures with either of our sponsors, our Advisor, one or more of our directors or any of our affiliates unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction approve the investment as being fair and reasonable to us and on substantially the same terms and conditions as those that would be received by any other joint venturers.

•

The consideration paid for real property acquired by us will ordinarily be based on the fair market value thereof as determined by a majority of our directors. In cases in which a majority of our independent directors determine the fair market value, and in all cases if the property is acquired from our Advisor, a director, a sponsor or an affiliate thereof, then such fair market value must be determined by an independent appraiser selected by our independent directors.

Any other transaction between us and our sponsors, our Advisor, one or more of our directors or any of our affiliates, the approval of which is not the subject of another provision of our articles of incorporation, may be effected only if a majority of our directors (including a majority of our independent directors) not otherwise interested in such transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

In addition, our organizational documents include other investment limitations that are designed to address areas where there may be conflicts of interest between our Company and our sponsors, our Advisor, one or more of our directors and any affiliates.

Borrowing Policies

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings to between 30% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. We intend to have lower leverage than our policy permits, although initially our aggregate borrowings may be greater than 30% to 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. We have not established any financing sources at this time. We will supplement this prospectus to provide descriptions of material borrowings made during the course of this offering.

Tax Status

We intend to make an election to be taxed as a REIT under Sections 856(c) of the Internal Revenue Code (the “Code”) commencing with our taxable year ended December 31, 2010. In order to be taxed as a REIT, we will be subject to a number of organizational and operational requirements, including the requirement to make distributions to our stockholders each year of at least 90 percent of our REIT taxable income (excluding any net capital gain). If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain foreign, state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we conduct business.

Prior to 2010 and our REIT election our operations were taxable, however we did not have earnings.

Competition

The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which will have greater resources than we will. We may also compete with affiliates to acquire properties and other investments.

Market Conditions

Beginning in 2008 the global and U.S. economy deteriorated significantly, which negatively impacted foreign and domestic stock markets and banking systems as well as companies across most industries. As of the date of this report, there continues to be a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and what the short and long-term impact of these events will be on the global and U.S. economies and individual businesses. Certain economic data reflect signs of improvement, albeit extremely modest, while unemployment remains high. Concerns over inflation fears have emerged from around the globe fueled by increasing oil and other commodity prices. We continue to monitor economic events, capital markets and the stability of the global financial environment to minimize the impact on our business. While we remain cautious about the impact of these events, we are optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable.

Employees

We have no employees. We have retained our Advisor and certain of its affiliates to provide management, acquisition, advisory and certain administrative services.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. We intend to furnish our stockholders with annual reports containing consolidated financial statements certified by an independent public accounting firm. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

Our sponsor also maintains a web site at www.MacquarieCNLGlobalIncomeTrust.com containing additional information about our business, and a link to the SEC’s web site noted above, but the contents of the web site are not incorporated by reference in, or otherwise a part of, this report.

Item 1A.	RISK FACTORS

The risks and uncertainties described below represent those risks and uncertainties that we believe are material to investors. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.

Offering Related Risks

The price of our shares was determined arbitrarily.

We determined the offering price of our shares in our sole discretion based on:

•	the price that we believe investors would pay for our shares;

•	estimated fees to be paid to third parties and to our Advisor, its affiliates and related parties; and

•	the expenses of the Offering and funds we believe should be available for us to invest in properties, loans and other real estate-related assets to achieve our investment objectives.

There is no public market for our shares and there can be no assurance that one will develop.

Our shares are not listed and there is no current public market for shares of our common stock. There is no assurance that one will develop. We have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. Even if you are able to sell your shares, the price received for any shares could be less than what you paid or less than your proportionate value of the assets we own. There likely will not be any independent third party value of the shares. Additionally, although we intend to have a share redemption plan, it is subject to conditions and limitations, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate the plan at any time. Further, we may not have sufficient liquidity to satisfy your redemption requests. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency and, if you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price. In the future, our board of directors may consider various exit strategies, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all. As a result, you should purchase shares of our common stock only as a long-term investment.

You may not have the opportunity to evaluate our investments prior to purchasing shares of our common stock.

Although we will supplement our prospectus as we make or commit to make material acquisitions of properties and other real estate-related assets, to the extent we have not yet acquired or identified assets for acquisition at the time you make your investment decision, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. You must rely on our Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments.

Our Offering is a “best efforts” offering and the number and type of investments we make will depend on the total proceeds raised in the Offering. In the event we raise substantially less than the maximum offering amount, we will make fewer investments, resulting in a less diversified portfolio of investments in terms of number, amount and location.

The Offering is being made on a “best efforts” basis, which means our managing dealer and participating brokers are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of our shares. We are not required to sell the full amount offered in our prospectus. If the total proceeds from the Offering are substantially less than the maximum offering amount, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our real property investments are located and the types of investments that we make. A lack of diversification would increase the likelihood that any single investment’s performance would materially affect our overall investment performance. Your investment in our shares will be subject to greater risk to the extent that we have limited diversification in our portfolio of investments. Additionally, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income.

There can be no assurance that we will be able to achieve expected cash flows necessary to maintain distributions at any particular level, or that distributions, if any, will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage or other loans and assets, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, as well as our operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure you that:

•	rents from our properties will remain stable or increase;

•	tenants will not default under or terminate their leases;

•	securities we buy will increase in value or provide constant or increased distributions over time;

•	loans we make will be repaid or paid on time;

•	loans will generate the interest payments that we expect; or

•	acquisitions of real properties, mortgage or other loans, or our investments in securities or other assets, will increase our cash available for distributions to stockholders.

Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to be paid on our shares.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay distributions. For instance:

•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to pay distributions may decrease if the assets we acquire have lower yields than expected.

•

Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year, limiting the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion, and making us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may decrease.

•	The payment of principal and interest required to service the debt resulting from our policy to use leverage to acquire assets may leave us with insufficient cash to pay distributions.

•

We may pay distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand or use offering proceeds for capital needs and other corporate purposes. We cannot assure you that we will generate or have sufficient cash available to pay distributions to you, to continue paying distributions to you at any specified level, or that distributions we make may not be decreased or be eliminated in the future.

We may pay distributions from sources other than our cash flow from operations or funds from operations.

We expect to generate little, if any, cash flow from operations or funds from operations (“FFO”) until we make substantial investments. Accordingly, until such time as we are generating operating cash flow or FFO, we may determine not to pay distributions or to pay all or a portion of our distributions from sources other than net operating cash flows, such as cash flows generated from financing activities, a component of which may include the proceeds of the Offering, and borrowings, whether secured by our assets or unsecured. We have not established any limit on the extent to which we may use borrowings or proceeds of the Offering to pay distributions. To the extent we use sources of cash flow other than cash flow from operations or FFO to pay distributions, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. Further, distributions that exceed cash flow from operations or FFO may not be sustainable. If offering proceeds are used to fund distributions, earlier investors may benefit from the investments made with funds raised later in the offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors. We currently have no plans regarding when distributions will commence.

Company Related Risks

We and our Advisor have limited operating histories and the prior performance of real estate investment programs sponsored by CNL, MIRA, or their affiliates, may not be indicative of our future results.

We and our Advisor have limited operating histories. Prior to October 8, 2010, the date our operations commenced, we had no previous performance history. You should not rely upon the past performance of other real estate investment programs sponsored by CNL or MIRA to predict our future results. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, our Advisor must, among other things:

•	identify and acquire investments that meet our investment objectives;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments; and

•	continue to build and expand its operational structure to support our business.

There can be no assurance that our Advisor will succeed in achieving these goals.

Because we rely on affiliates of CNL or MIRA for advisory, property management and managing dealer services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

CNL and MIRA, through one or more of their respective affiliates or subsidiaries, jointly own and control our Advisor and our property manager. CNL and MIRA each also separately own and control, directly or through affiliates or subsidiaries, our Advisor’s sub-advisors and entities that are expected to provide property management services to us. In addition, CNL, through a subsidiary, owns and controls CNL Securities Corp., the managing dealer of the Offering. In the event that any of these affiliates or related parties are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

Further, our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel of our Advisor, its affiliates and related parties, each of whom would be difficult to replace. We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us or our Advisor. Although several of our executive officers and other key employees of affiliates of our Advisor, including Andrew A. Hyltin and Steven D. Shackelford, have entered into employment agreements with affiliates of our Advisor, these agreements are terminable at will, and we cannot guarantee that such persons will remain employed by our Advisor or its affiliates. We do not maintain key person life insurance on any of our executive officers.

In addition, the joint venture operating agreement for our Advisor and property manager provides for the purchase by one member of the membership interests of the other member under the terms, and subject to the conditions, set forth in the agreement. We may lose the services of either of CNL or MIRA and their respective affiliates and related parties if one party exercises its purchase right.

We may suffer from delays in selecting and/or acquiring suitable properties.

Even if we are successful in raising sufficient capital, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements and our reliance on our Advisor, its affiliates and related parties at times when management of our Advisor, its affiliates and related parties are simultaneously seeking to locate suitable investments for other real estate investment programs sponsored by CNL or MIRA, or their affiliates, some of which have investment objectives and employ investment strategies that are similar to ours.

If we are unable to invest the Offering proceeds in real estate assets in a timely manner, we may invest the proceeds of the Offering in short-term, investment-grade securities. These securities typically yield less than investments in commercial real estate. The proceeds of such short-term investments may also be used to pay expenses of our Advisor, property manager and other affiliates and related parties in connection with acquiring real estate and real estate-related assets.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our investment policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under our articles of incorporation and Maryland general corporation law, our stockholders currently have a right to vote only on the following matters:

•	the election or removal of directors;

•

any amendment of our articles of incorporation, except that our board of directors may amend our articles of incorporation without stockholder approval to change our name, increase or decrease the aggregate number of our shares and of any class or series that we have the authority to issue, or classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;

•	effect stock splits and reverse stock splits;

•	our termination, liquidation and dissolution;

•	our reorganization;

•

modification or elimination of our investment limitations as set forth in our articles of incorporation; provided, however, for so long as we are subject to the NASAA REIT Guidelines, the investment limitations imposed by the NASAA REIT Guidelines that are set forth in our articles of incorporation may not be modified or amended in any manner that would be inconsistent with the NASAA REIT Guidelines; and

•	our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

All other matters are subject to the discretion of our board of directors. In addition, our board of directors has the authority to amend, without stockholder approval, the terms of both our advisory agreement and our property management agreement, which, in either case, could result in less favorable terms to our investors.

We may be restricted in our ability to replace our property manager under certain circumstances.

Our ability to replace our property manager may be limited. Under the terms of our property management agreement, we may terminate the agreement (i) in the event of our property manager’s voluntary or involuntary bankruptcy or a similar insolvency event, or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the property manager relating to all or substantially all of the properties being managed under the agreement that is not cured within 30 days after notice to the property manager. We may amend the property management agreement from time to time to remove a particular property from the pool of properties managed by our property manager (i) if the property is sold to a bona fide unaffiliated purchaser, or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the property manager relating to that particular property, which is not cured within 30 days after notice to the property manager. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute “cause.” As a result, we may be unable to terminate the property management agreement even if our board concludes that doing so is in our best interest.

Our stockholders may experience dilution if we issue additional shares.

Future issuances of common stock will reduce the percentage of our shares owned by investors purchasing shares in the Offering who do not participate in future stock issuances. Stockholders will not be entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940.

We are not registered, and we do not intend to register, or have any of our subsidiaries register, as an investment company under the Investment Company Act. If we become obligated to register us or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to engage primarily in the business of acquiring real property, as well as making mortgage loans and other loans secured by interests in real estate and making other real estate-related investments. We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are not required to register as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company will be an “investment company” only if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

We believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. In the event that we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

In order to qualify for the exception under Section 3(c)(5)(C) of the Investment Company Act, the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets, at least 25% of its assets are permitted to be comprised of additional qualifying assets or a broader category of assets that we refer to as “real estate related assets” under the Investment Company Act, and no more than 20% of the entity’s assets be comprised of miscellaneous assets. Mortgage-backed securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage related assets, including mortgage-backed securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations. See “Investment Objectives and Policies — Investment Company Act Considerations.”

The method we use to classify our assets for purposes of the Investment Company Act will be based principally upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exception under Section 3(c)(5)(C) of the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exception from the definition of an “investment company” provided under Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to avoid regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, we and our wholly and majority owned subsidiaries may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We are uncertain of our sources for funding of future capital needs.

Neither we nor our Advisor has any established financing sources. If our capital resources, or those of our Advisor (to the extent it advances amounts to us or on our behalf), are insufficient to support our operations, we will not achieve our investment objectives.

We will establish capital reserves on a property-by-property basis, as we deem appropriate to pay operating expenses to the extent that the property does not generate operating cash flow to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Additionally, due to the volatility and uncertainty recently experienced by domestic and international financial markets (most visibly within, but not exclusive to, the “subprime” mortgage lending sector of the credit market), liquidity has tightened in financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access credit markets in order to obtain financing on reasonable terms or at all. Although we expect to use leverage with respect to our investments and may undertake subsequent offerings of our capital stock, there can be no guarantee that these sources will be available to use. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties or for any other reason, we have not identified any established sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor, Its Affiliates and Related Parties

We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates and related parties, including the material conflicts discussed below.

Our Advisor, property manager and other entities affiliated with CNL or MIRA that conduct our day-to-day operations will face competing demands on their time.

We rely upon our Advisor, including its investment committee, our property manager and the executive officers and employees of entities affiliated with CNL or MIRA to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other real estate investment programs sponsored, jointly or individually, by CNL, MIRA or their respective affiliates, including CNL Macquarie Global Growth Trust, Inc., and may have other business interests as well. Our directors, James M. Seneff, Jr. and Matthew S. Banks, also are managers of our Advisor and officers and/or directors of other entities affiliated with our Advisor, including the advisors to other real estate investment programs sponsored, jointly or individually, by CNL, MIRA or their respective affiliates, including CNL Macquarie Global Growth Trust, Inc. We will have in common with CNL Macquarie Global Growth Trust, Inc. the same initial executive officers. Additionally, our Advisor and the advisor to CNL Macquarie Global Growth Trust, Inc. will have in common the same initial managers, executive officers and investment committee members. We currently anticipate that our executive officers and the executive officers of our Advisor that are common to both our Advisor, and the advisor of CNL Macquarie Global Growth Trust, Inc., will, on average, devote approximately one-third of their time to our business and operations, approximately one-third of their time to the business and operations of CNL Macquarie Global Growth Trust, Inc., and the balance of their time will be devoted to other individual or joint real estate programs of CNL, MIRA or their affiliates, as applicable. It is also intended that the managers of our Advisor (who are not also executive officers of our Advisor) and the investment committee members of our Advisor will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Other real estate investment programs sponsored by CNL, MIRA, or their respective affiliates, use investment strategies that are similar to ours, our Advisor and its affiliates, and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL, MIRA, or their respective affiliates, including CNL Macquarie Global Growth Trust, Inc., may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL has one public and MIRA and its affiliates have nine unlisted active real estate investment programs with investment strategies similar to ours. In addition, affiliates of CNL and MIRA are jointly sponsoring CNL Macquarie Global Growth Trust, Inc., an active real estate investment program. All of these programs invest in commercial properties. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL, MIRA, or their affiliates, and managed by the executive officers and employees of our Advisor or its affiliates that are also buying properties and other real estate-related investments. We cannot assure you that properties we want to acquire will be allocated to us in this situation. Neither CNL, MIRA, nor their respective affiliates, are required to allocate any prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL, MIRA, or their affiliates. We also may be precluded from certain investment opportunities. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL, MIRA, or their respective affiliates, own properties. If one of such other programs sponsored by CNL, MIRA, or their respective affiliates, attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Our Advisor and its affiliates, including all of our executive officers and our affiliated directors, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

We may pay our Advisor and its affiliates, including its sub-advisors, the managing dealer of the Offering and our property manager, substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor, its affiliates and related parties;

•	additional public offerings of equity by us, which entitle CNL Securities Corp., as managing dealer, to fees and our Advisor to increased asset management fees;

•	property sales, which may entitle our Advisor to real estate commissions;

•	property acquisitions from third parties, which entitle our Advisor to asset management fees;

•

borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our Advisor and which entitle our Advisor or its affiliates to receive other acquisition fees in connection with assisting in obtaining financing for assets if approved by our board of directors, including a majority of our independent directors;

•

whether we seek to internalize our management functions, which could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our Advisor to purchase the assets and operations of our Advisor, its affiliates and related parties performing services for us;

•	the Listing of, or other liquidity event with respect to, our shares, which may entitle our Advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle our Advisor to a subordinated share of net sales proceeds; and

•	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our Advisor to additional fees.

The fees our Advisor receives in connection with transactions involving the purchase and management of our assets are not necessarily based on the quality of the investment or the quality of the services rendered to us. The basis upon which fees are calculated may influence our Advisor to recommend riskier transactions to us.

None of the agreements with our Advisor, property manager or any other affiliates and related parties were negotiated at arm’s length.

Agreements with our Advisor, property manager or any other affiliates and related parties may contain terms that are not in our best interest and would not otherwise apply if we entered into agreements negotiated at arm’s length with third parties.

Because the managing dealer is an affiliate of our Advisor, investors will not have the benefit of an independent review of us or the Offering, which are customarily performed in underwritten offerings.

Our managing dealer, CNL Securities Corp., is an affiliate of CNL and will not make an independent review of us or the Offering. Accordingly, unless your participating broker determines to conduct such a review, you will not have the benefit of an independent review of the terms of the Offering.

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed and may not be able to retain or replace key personnel; and we may have increased exposure to litigation as a result of internalizing our management functions.

We may internalize management functions provided by our Advisor, our property manager and their respective affiliates. Our board of directors may decide in the future to acquire assets and personnel from our Advisor or its affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our Advisor or our property manager, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in the Offering and could reduce the net income per share and FFO per share attributable to your investment.

In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO. We cannot reasonably estimate the amount of fees to our Advisor, property manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, property manager and other affiliates, our net income per share and FFO per share would be lower than they otherwise would have been had we not acquired these entities.

Additionally, if we internalize our management functions, we could have difficulty integrating these functions. Currently, the officers and employees of our Advisor, its affiliates and related parties perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our properties and overseeing other real estate-related assets.

In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

Risks Related to Our Business

The returns we earn on our real estate assets will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

The returns we earn on our real estate assets will be impacted by risks generally incident to the ownership of real estate, including:

•	changes in local conditions, including oversupply of space or reduced demand for real estate assets of the type we will own;

•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•	changes in supply of, or demand for, similar or competing properties in a geographic area;

•	an inability to acquire and finance properties on favorable terms;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental, land use and zoning laws;

•	vacancies or inability to rent space on favorable terms;

•	acts of God, such as earthquakes, floods and hurricanes;

•	inability to collect rents from tenants;

•	discretionary consumer spending and changing consumer tastes; and

•	periods of high interest rates and negative capital market conditions.

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our limited partners, if any, in our operating partnership or lenders. Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the countries in which we invest, as a whole or by the local economies where our properties and the properties underlying our other real estate-related investments are located, including:

•	poor economic conditions may result in defaults by tenants of our properties and borrowers under our investments in mortgage, bridge or mezzanine loans;

•	job transfers and layoffs may cause tenant vacancies to increase; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

International investments create additional risks.

We anticipate that up to 60% of our investments may be in assets located in jurisdictions outside the United States. Foreign investments are subject to many of the same risks as domestically located properties as well as additional risks such as:

•

governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in currency exchange rates;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

•	if our REIT status is not recognized in foreign countries, any income or gains from foreign sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes;

•	any changes in foreign tax laws might have negative impact to us or our stockholders;

•	lack of uniform accounting standards (including availability of information prepared in accordance with GAAP);

•	more stringent environmental laws and operational health and safety regulations or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•

high inflation in the countries in which we purchase real estate or make real estate-related investments could increase our expenses and the introduction of governmental actions to curb such inflation, such as price controls, could have unintended and additional adverse consequences to our business;

•

increased risks if we, our Advisor and its affiliates have only limited experience investing in real property or other investments in a specific country where a property has been identified for acquisition; and

•	legal and logistical barriers to enforcing our contractual rights.

We will depend on tenants for the majority of our revenue from real property investments, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with that lease and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action. If a tenant defaults or declares bankruptcy, we may experience delays in enforcing our rights as a landlord and may be unable to collect sums due under related leases. If a tenant, or a guarantor of a tenant’s lease obligations, is subject to a bankruptcy proceeding, our efforts to collect pre-bankruptcy debts from these entities or their properties may be barred. If a lease is rejected by a tenant in bankruptcy, we may not be entitled to any further payments under the lease. In addition, if a tenant at one of our single-user facilities, which are properties designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs.

Further, with respect to any retail properties we may acquire, we may enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payment of common area operating expenses and property taxes or cancel its lease.

We may be restricted from re-leasing space.

We may be restricted by the terms of certain leases from leasing space to entities that compete with other tenants. Certain leases may restrict the types of tenants or businesses that we may lease to. For example, many retail leases provide tenants the exclusive right to sell certain types of goods or services within the retail center, limiting the number and types of tenants we may lease to within the center. These limits may cause us to spend more time and, potentially, money leasing vacant space or space subject to expiring leases.

Increasing vacancy rates for certain classes of real estate assets resulting from recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of assets we acquire in such classes.

We will depend upon tenants for a majority of our revenue from real property investments. Recent disruptions in the financial markets and deteriorating economic conditions have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including office and retail properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Business failures and downsizings have led to reduced demand for office space and reduced consumer demand for retail products and services, has led to retail business failures or downsizings and reducing demand for retail space. Reduced demand for commercial properties such as retail and office space could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate we may acquire and such real estate could experience higher levels of vacancy than anticipated at the time of our acquisition of such real estate. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

Our co-venture partners or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.

We may enter into joint ventures or other co-ownership arrangements with other real estate investment programs sponsored by CNL or MIRA or with other third parties. We may also purchase properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that our co-venturer or partner in an investment might become bankrupt;

•	the possibility that a co-venturer or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•	the possibility that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	the possibility that we may incur liabilities as the result of an action taken by our partner or co-investor; or

•

the possibility that we may not be able to control the management of such assets and such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

The nature of the activities at certain properties we may acquire will expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that may be uninsurable or not economical to insure, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally require property owners to purchase specific coverage insuring against terrorism as a condition for providing mortgage, bridge or mezzanine loans. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot assure you that we will be able to fund any uninsured losses.

We will have to compete to acquire properties with third parties that may be better capitalized than us.

We will compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than us. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. We may not be able to purchase properties at prices that allow us to earn returns consistent with our investment objectives, if at all.

Certain types of the properties we may acquire, including office, retail and industrial properties, do not have significant barriers to entry. Consequently, the development of new office, retail and industrial properties could outpace demand. Increased competition for tenants for these types of properties also could require a property to undertake unbudgeted capital improvements or to lower its rental rates in order to obtain or retain tenants.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may from time to time make acquisitions outside of property classes that have been the focus of the management of our Advisor. The experience of the management of our Advisor in existing markets in owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, identify appropriate acquisition opportunities or hire and retain key personnel. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, resulting in additional demands on our Advisor and property manager in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. Dispositions of properties outside of the safe harbor rules under the Code could cause us to pay a tax equal to the entire gain if the disposition is deemed a prohibited transaction. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

We will not own or control the land in any ground lease properties that we may acquire.

We may acquire property on land owned by a governmental entity or other third party, while we own a leasehold, permit or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, we will have no economic interest in the land or building at the expiration of the ground lease or permit. As a result, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not control the underlying land, the lessor could take certain actions to disrupt our rights in the property or our tenants’ operation of the properties or, in the case of a governmental entity, take the property in an eminent domain proceeding.

We may fail to integrate acquired properties and related personnel.

To grow successfully, our Advisor and property manager must apply their experience to a larger number of properties. In addition, our Advisor’s sub-advisors and our property manager’s sub-property managers must be able to integrate new management and qualified operations personnel as our investments grow in size and complexity. These entities may not be successful in doing so.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

In some instances we may sell a property by providing financing to the purchaser. In so doing, however, we will bear the risk that the purchaser defaults on its obligation. There are no limits or restrictions on our ability to accept purchase money obligations. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or our reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

The costs of compliance with environmental laws and regulations may adversely affect our income and the cash available for distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations (including those of foreign jurisdictions) relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of removing or remediating could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

Environmental laws and regulations also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability on us or that the environmental condition of our properties will not be affected by the manner in which tenants operate their businesses, the existing condition of the land, operations in the vicinity of the properties such as the presence of underground storage tanks, or the activities of unrelated third parties.

We may incur significant costs to comply with the Americans with Disabilities Act or similar laws.

Our properties will generally be subject to the Americans with Disabilities Act of 1990, as amended (or “Disabilities Act”), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. In addition, with respect to any apartment properties located in the United States, we also must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors.

The requirements of the Disabilities Act or the FHAA could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act, the FHAA or similar laws of foreign jurisdictions or place the burden on the seller or other third party, such as a tenant, to ensure compliance with these laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. We may incur significant costs to comply with these laws.

Property tax increases may reduce the income from our properties.

The amount we pay in property taxes may increase from time to time due to rising real estate values and adjustments in assessments. Increases in real estate values or assessment rate adjustments will result in higher taxes. We may not be able to pass these increases on to our tenants.

Any healthcare facilities that we own will be subject to additional federal, state and local laws and regulations.

Healthcare facilities are subject to additional federal, state and local laws and regulations that do not impact other property types. These laws and regulations are subject to frequent changes and, in certain circumstances, may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on the entities that operate these facilities and hence their ability to meet their obligations to us. In particular:

•

Many healthcare facilities derive revenue from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. Failure to maintain certification and accreditation in these programs would result in a loss of funding from these programs.

•

Operators of healthcare facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited to confirm compliance. Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating or result in a suspension of reimbursement payments until all licensure issues have been resolved and the necessary licenses obtained or reinstated. If our operators are unable to satisfy current and future certificate of need requirements and are unable to continue operating, our revenues from those facilities could be reduced or eliminated for an extended period of time or permanently.

•

There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

•

Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Regulatory proposals and rules are released on an ongoing basis and may have major impacts on the healthcare system. Any change in the healthcare system that adversely affects operators of healthcare facilities could jeopardize an operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

We will depend on third parties to operate certain facilities.

In order to qualify and maintain qualification as a REIT, there are certain properties that we are not permitted to manage or operate. For example, we will generally not be able to operate any healthcare property or lodging property or participate in the decisions affecting the daily operations of those facilities. Thus, if we acquire any of these property types, we will either lease the property to a third party or enter into an arm’s-length lease with a taxable REIT subsidiary (a “TRS”) which will, in turn, retain third parties to operate these properties.

We will not have the authority to dictate how a facility is operated or to direct any particular aspect of a facility’s daily operation. Thus, even if we believe a healthcare or lodging facility is being operated inefficiently, we may not be able to force the management company to change its method of operation. We can only seek legal redress if a management company violates the terms of our management agreement with them. Terminating a management agreement may require us to pay substantial termination fees and could significantly disrupt operations.

Short-term leases may expose us to the effects of declining market rent.

Certain types of the properties we may acquire typically have short-term leases. For example, leases in multi-family apartment communities and student housing properties generally are for a term of one year or less. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

We may be exposed to the annual leasing cycle of student housing properties, changing university admission and housing policies, and other risks inherent in the student housing industry.

Student housing properties must be almost entirely re-leased each year, exposing our operators to increased leasing risk. These facilities are highly dependent on the effectiveness of their marketing and leasing efforts and personnel during the late summer and early fall re-leasing season. Changes in university admission policies can also adversely affect student housing properties, such as requirements that freshman, or other classes of students, live in a university-owned facility, resulting in lower occupancy rates for other facilities. Additionally, many colleges and universities own and operate their own competing on-campus housing, offering better proximity to the campus and on-campus facilities. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us, thereby enabling them to offer lower rental rates than competing facilities and negatively impacting our property occupancy or rental rates. Federal and state requirements to publish reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student housing properties may have an adverse effect on the operations of these types of properties.

Governmental regulation may increase the costs of acquiring and operating properties.

There are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any foreign investments we make will be subject to similar laws in the jurisdictions where they are located. Complying, or failure to comply, with these laws or regulations could increase the cost of acquiring or operating properties.

Further, there can be no assurance that new applications of laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on the properties we owned prior to the change, which could result in us incurring added costs to comply or maintain licenses and permits.

Financing Related Risks

Mortgage indebtedness and other borrowings will increase our business risks.

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing collateralized by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Although our articles of incorporation impose limits on our total indebtedness, there is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. Further, we may exceed the limits set forth in our articles if approved by a majority of our independent directors.

In addition to the limitations in our articles of incorporation, our board of directors will adopt a policy to generally limit our aggregate borrowings to not exceed approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest. Our policy limitation, however, will not apply to individual real estate assets and will only apply once we have ceased raising capital under this or any subsequent primary offering prior to Listing, and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable. Principal and interest payments reduce cash that would otherwise be available for other purposes. Further, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We also may provide full or partial guarantees to lenders of mortgage debt to the entities that own our properties. In this case, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

The value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties.

CMBS are also subject to several risks created through the securitization process. Generally, CMBS are issued classes similar to mortgage loans. To the extent that we invest in a subordinate class, we will be paid interest only to the extent that there are funds available after paying the senior class. To the extent the collateral pool includes delinquent loans, subordinate classes will likely not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may prove to be inaccurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating may suggest, all of which may cause the returns on any CMBS investment to be less than anticipated.

We do not have the right to foreclose on commercial mortgage loans underlying CMBS in which we invest since we will not directly own such underlying loans. Accordingly, we must rely on third parties to initiate and execute any foreclosure proceedings upon a default of such mortgage loans.

Non-investment grade CMBS are subject to an increased risk of loss.

We may invest in “non-investment grade” CMBS which have a higher risk of default than investment grade loans. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. If the borrowers in the underlying loans are unable to repay their loans at maturity, our revenues will decrease. If current economic trends impacting the real estate market continue, many borrowers underlying CMBS may have difficulty repaying the principal of their loans at maturity.

We may invest in the equity securities of CDOs and these investments may involve significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

We may invest in the equity securities of CDOs. A CDO entity is a special purpose vehicle that purchases collateral (such as real estate-related investments, bank loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults by the obligors under the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in CDO equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

Instability in the credit market and real estate market could have a material adverse affect on our results of operations, financial condition and ability to pay distributions to you.

We may not be able to obtain financing for investments on terms and conditions acceptable to us, if at all. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of parties seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

Rising interest rates negatively affect our ability to acquire properties, pay existing debt obligations and refinance our properties.

We may be unable to refinance or sell properties collateralized by debt that is maturing on acceptable terms and conditions, if at all. This risk may be greater in the case of interest-only loans or balloon payment loans where no or little payments on the principal amount of the loan have been made. If interest rates are higher at the time we intend to refinance, we may not be able to refinance the properties at reasonable rates and our income could be reduced. In addition, we may incur indebtedness that bears interest at a variable rate. Increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. Increased interest rates either on refinancings of properties or on variable rate loans could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

Lenders may require us to comply with restrictive covenants.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the applicable property without the prior consent of the lender. Loan documents we enter into may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace our Advisor or impose other limitations.

To hedge against foreign exchange rate and interest rate fluctuations, we may use derivative financial instruments. Using derivative financial instruments may be costly and ineffective.

We may engage in hedging transactions to manage the risk of changes in interest rates, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us. We may use derivative financial instruments for this purpose, collateralized by our assets and investments. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may be unable to manage these risks effectively.

We may not be able to successfully complete securitization transactions, which may hurt our ability to grow our business.

To the extent consistent with the REIT requirements, we may seek to securitize loans we originate or otherwise hold for investment. This could involve creating a special purpose vehicle, contributing a pool of our assets to the entity and selling certain debt interests of the entity on a non-recourse basis to purchasers (who we would expect to be willing to accept a lower rate of return to invest indirectly in investment grade loan pools). We would retain all or a portion of the equity in the securitized pool of portfolio investments. However, conditions in the capital markets may make the securitization of assets impractical even when we do have a sufficient pool of capital. The inability to securitize the loans we originate or otherwise hold for investment could impair our ability to recycle capital and, hence, grow our business. At the same time, the securitization of these investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

The use of CDO financings with over-collateralization requirements may have a negative impact on our cash flow.

We expect that the terms of CDOs we may issue will generally provide that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” When we use the term “CDO” in this prospectus, we are referring to a collateralized debt obligation or an entity that issues such securities. We anticipate that the CDO terms will provide that, if certain delinquencies or losses exceed specified levels, which we will establish based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted had losses or delinquencies not exceeded those levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets collateralizing the obligations. We cannot assure you that the performance tests will be satisfied. In advance of completing negotiations with the rating agencies or other key transaction parties on our future CDO financings, we cannot be certain of the actual terms of the CDO delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. We may not be able to obtain favorable terms with regard to these matters. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDO financings will increase.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing loans and selling our loans and real estate properties, which may be treated as sales for U.S. federal income tax purposes.

A REIT’s gain from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans and real estate, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans or otherwise dispose of loans or real estate in a manner that is treated as a sale of the loans or real estate for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans or real estate at the REIT level, and may limit the structures we utilize for our securitization transactions, even though such sales or structures might otherwise be beneficial to us.

It may be possible to reduce the risk or impact of the prohibited transaction tax by conducting certain activities, such as engaging in securitization transactions that might be treated as sales for U.S. federal income tax purposes, through one or more of our TRSs, subject to certain limitations. However, to the extent that we engage in such activities through TRSs, the income associated with such activities would generally be subject to full corporate income tax. Moreover, depending on the facts of a particular transaction, the IRS may assert that our disposition of loans or real estate through a TRS should be treated as a prohibited transaction, subject to the 100% tax on gain from such disposition.

The “taxable mortgage pool” rules may limit the manner in which we effect securitizations and may subject us to U.S. federal income tax and increase the tax liability of our stockholders.

If we effect securitizations, some or all of them could be considered to result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we or another private subsidiary REIT own 100% of the equity interests in a taxable mortgage pool, our qualification as a REIT would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. We would generally be precluded, however, from holding equity interests in such securitizations through our operating partnership (unless held through a private subsidiary REIT, or held by our operating partnership at a time when it is a disregarded entity for U.S. federal income tax purposes), selling to outside investors equity interests in such securitizations or from selling any debt securities issued in connection with such securitizations that might be considered to be equity interests for tax purposes. These limitations will preclude us from using certain techniques to maximize our returns from securitization transactions.

Furthermore, if we are deemed to be a taxable mortgage pool, in whole or in part, or if we make investments in entities that own or are themselves deemed to be taxable mortgage pools, or if we create securitizations or other borrowings that are considered to result in the creation of a taxable mortgage pool for federal income tax purposes, we and our stockholders would incur additional collateral tax consequences. For example, certain categories of stockholders, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain cooperatives, government-related entities and tax-exempt organizations that are exempt from unrelated business income tax, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. We expect that disqualified organizations will own our shares from time to time.

If we securitize mortgage loans that we hold for investment, we may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our profitability.

If we sell loans through securitizations, we may be required to make customary representations and warranties about the loans to the securitization trust. Sale agreements generally require the seller to repurchase or substitute loans if the seller breaches a representation or warranty given to the securitization trust. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. The remedies available to a purchaser of mortgage loans from us may be broader than those available to us against those from whom we acquired the loans. Also, the entities from which we acquired such loans may lack sufficient capital to repurchase more than a limited number of such loans. If a securitization trust enforces its remedies against us, we may not be able to enforce the remedies we have against the seller of the mortgage loan to us or the borrower.

Risks Relating to Investments in Real Estate-Related Securities

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities.

We may invest in real estate-related securities issued by various U.S. and foreign publicly-traded and privately-held real estate companies. Our investments in real estate-related securities will expose us to risks different from those related to owning fee interests in real estate. For example, we will be exposed to the business specific risks impacting a particular entity such as how the entity has funded its assets, the depth and quality of its management team, the entity’s tenant base and property focus, among other things.

Our investments in real estate-related common equity securities will be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

Any real estate-related equity securities that we acquire will be unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to risks of: (i) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (ii) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities; (iii) subordination to the liabilities of the entity; (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities; and (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations.

Real estate market deterioration may reduce the value of any real estate-related securities in which we may invest.

Recently, domestic and international credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and CDOs, but also with the United States and international credit and financial markets as a whole.

If we invest in real estate-related securities, including CMBS, as part of our investment strategy, we will be exposed to the volatility of the credit markets. Turmoil in the credit markets may have a material adverse effect on both the value of our securities portfolio and the availability or cost of any debt used in connection with our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if such investments were actually sold. Further, due to the recent market events, these investments would be subject to rapid changes in value caused by sudden developments that could have a material adverse affect on the value of these investments.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and the uncertainty of foreign laws and markets.

We may purchase real estate-related securities denominated in foreign currencies. Thus, changes in exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments regardless of the performance of the underlying asset. We may not be able to successfully hedge any foreign currency risk and may incur losses on these investments as a result of exchange rate fluctuations.

A portion of any real estate-related securities investments may be illiquid.

Certain of the real estate-related securities that we may purchase will not be registered under applicable securities laws and may be restricted as to sale or other transfer under applicable laws or the governing documents of the issuers of the securities. As a result, our ability to vary our portfolio in response to changes in economic and other conditions would likely be limited.

Lending Related Risks

The mortgage, bridge and mezzanine loans in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are collateralized by commercial property. The ability of a borrower to repay a loan collateralized by a commercial property typically is dependent primarily upon the successful operation of the underlying property, rather than on any independent income or assets of the borrower. A borrower’s net income and, therefore, its ability to pay us, may be affected by a variety of factors, including number and mix of tenants, property management decisions, property location and condition, competition, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

If a borrower defaults under a mortgage, bridge or mezzanine loan we have made, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure on a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed loan. If we determine that the sale of a foreclosed property is in our best interest, delays in the sale of such property could negatively impact the price we receive and we may not be receiving any income from the property although we will be required to incur expenses, such as for maintenance costs, insurance costs and property taxes. The longer we are required to hold the property, the greater the potential negative impact on our revenues and results of operations. In addition, any restructuring, workout, foreclosure or other exercise of remedies with respect to loans that we have made or acquired could create income tax costs or make it more difficult for us to qualify as a REIT. If we acquire a property by way of foreclosure or a deed in lieu of foreclosure, we may be subject to a 100% tax on gain from a subsequent resale of that property under the prohibited transaction rules. Alternatively, if we make an election to treat such property as “foreclosure property” under applicable income tax laws, we may avoid the 100% tax on prohibited transactions, but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate (currently 35%).

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans collateralized by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans collateralized by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the entity owning the real property. These types of investments involve a higher degree of risk than loans secured by a first mortgage on income producing real property. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is satisfied. As a result, we may not recover some or all of our investment. Additionally, mezzanine loans may have a higher loan-to-value ratio than traditional mortgage loans, resulting in less equity in the property, which increases our risk of loss of principal. Mezzanine loans also may be particularly illiquid due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio of such loans in response to changes in economic and other conditions may be relatively limited.

Decreases in the value of the property underlying our mortgage loans might decrease the value of our assets.

The mortgage loans in which we plan to invest are secured by underlying real property interests. To the extent that the value of the property underlying our mortgage loans decreases, our security might be impaired, which might decrease the value of our assets. Since the fourth quarter of 2007, real property values have been declining throughout much of the United States and may continue to decline even after we purchase a loan on terms that we believe accounts for this possibility.

Construction loans in which we may invest are subject to the risk of failure of completion or failure of the subsequent sale of the completed project.

We may invest in mortgage loans, the proceeds of which will be used to construct commercial projects on the real property securing the loans. These types of loans are subject to the risk that the project is not completed, or that the completed project is not sold or leased, prior to the maturity of our loan. In either case, if the borrower ultimately defaults on the loan, we may be required to find another contractor to complete the project and/or sell the finished project. If we are unable to complete the project or sell the completed project, we could lose a substantial portion of the principal of the applicable loan.

The loans we make or invest in will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates as well as the value of the loans in the event we sell the loans.

If we invest in fixed-rate, long-term loans and interest rates increase, the loans could yield a return that is lower than then-current market rates. Conversely, if interest rates decline, we will be adversely affected to the extent that loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease and if interest rates increase, then the value of loans we own would decrease, which would lower the proceeds we would receive in the event we sell such assets.

We may invest in B-Notes which are subject to additional risks resulting from the contractual structure and terms of such transactions, which may result in losses to us.

We may invest in B-Notes, which are typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A-Note secured by the same first mortgage on the same collateral. B-Notes can vary in their structural characteristics and risks because each transaction is privately negotiated. We cannot predict the terms of each B-Note investment. As a result, our rights as a holder of B-Notes to control the process following a borrower default may be limited in certain investments. If a borrower defaults on a B-Note, the A-Note holders would be paid first and there may not be sufficient funds remaining to repay us and other B-Note holders. Additionally, investments in B-Notes may be subject to increased risks because B-Notes are typically secured by a single property or group of related properties and are not as diversified as investments secured by a pool of properties.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may make bridge loans secured by first lien mortgages on properties to borrowers that typically seek short-term capital in connection with acquisitions, developments or refinancings of real estate. Bridge loan borrowers typically borrow funds under a conventional mortgage loan to repay the bridge loan. We face a risk that a borrower under our bridge loan will be unable to obtain permanent financing to repay our bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance.

We may not be able to obtain licensure as a mortgage banker or lender in certain states which would impair our ability to invest in mortgage loans in those states.

Certain states may require us to be licensed as a mortgage banker or lender in order to invest in mortgage loans in those states. Our ability to obtain or maintain licensure as a mortgage banker or lender in certain states may be dependent upon a finding or our financial responsibility, character and fitness. Failure to obtain any required mortgage banking or lending licensure or loss or suspension of such licensure would adversely affect our ability to commence or maintain operations in these jurisdictions and invest in mortgage loans. Suspension or loss of any required mortgage banking or lending licensure, whether due to failure to comply with licensure requirements or failure to meet changing licensure standards, could force us to liquidate our investment in mortgage loans in those jurisdictions. We may incur additional costs in complying with these licensure requirements.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to pay distributions to you.

Arnold & Porter LLP has rendered an opinion to us that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, (or the “Code”), for our taxable year ended December 31, 2010, and if so elected, that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ended December 31, 2010. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Arnold & Porter LLP will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Arnold & Porter LLP’s legal judgment based on the law in effect as of the date of the prospectus for the Offering. Arnold & Porter LLP’s opinion is not binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income for that year at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions-paid deduction, but we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through TRSs, each of which would diminish the return to our stockholders.

The sale of one or more of our properties may be considered prohibited transactions under the Code. Any “inventory-like” sales, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all taxable gain we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year. Given our investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax and thereby reducing the amount of cash available for investment by us or distribution to stockholders.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

As a REIT, the value of our investment in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income from real estate and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the 75% and 95% gross income tests required for REIT qualification. If the aggregate of non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.

We intend to maintain the status of our operating partnership as either a disregarded entity or an entity taxable as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a disregarded entity or an entity taxable as a partnership, our operating partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to pay distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes on income as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have gain from a “prohibited transaction,” such gain will be subject to the 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets.

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of cash distributions payable to you will be reduced.

We plan to acquire real property or other real estate-related assets located outside the United States and may invest in stock or other securities of entities owning real property or other real estate-related assets located outside the United States. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, trade taxes, value-added taxes, stamp taxes, real property conveyance taxes, withholding taxes and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, we and you will not be eligible to claim a foreign tax credit on our and your U.S. federal income tax returns to offset the income taxes with the taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the United States. Any organizational costs and reporting requirements will increase our administrative expenses. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

If we make foreign investments, we will be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

We expect that up to 60% of our investments in real estate will be located outside of the United States. Such investments are expected to be structured to minimize non-U.S. taxes, and generally include the use of holding companies. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by any inherent or expected tax in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively affecting the return on the investment.

Foreign investments are subject to changes in foreign tax or other laws. Any such law changes may require us to modify or abandon a particular holding structure. Such changes may also lead to higher tax rates on our foreign investments than we anticipated, regardless of structuring modifications. Additionally, U.S. tax laws with respect to foreign investments are subject to change, and such changes could negatively impact our returns from any particular investment.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Except to the extent permitted by the Code and Treasury Regulations, any income we derive from a hedging transaction which is clearly identified as such as specified in the Code, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 75% and 95% gross income tests, and therefore will be exempt from these tests, but only to the extent that the transaction hedges (i) indebtedness incurred or to be incurred by us to acquire or carry real estate assets or (ii) currency fluctuations with respect to any item of income that would qualify under the 75% or 95% gross income tests. To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Legislative or regulatory action could adversely affect us.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon our representations and existing law and Treasury Regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations prior to 2011to individuals, trusts and estates to a maximum of 15%. In late 2010, legislation was enacted to extend this reduced rate for two years. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” typically imposed on other corporations.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our articles of incorporation provide our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Equity participation in mortgage, bridge, mezzanine or other loans may result in taxable income and gains from these properties that could adversely impact our REIT status.

If we participate under a loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity” or as a “shared appreciation mortgage,” we might have to recognize income, gains and other items from the property as if an equity investor for federal income tax purposes. This could affect our ability to qualify as a REIT.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If you fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Risks Related to Our Organizational Structure

You will be limited in your right to bring claims against our officers and directors.

Our articles of incorporation provide that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct and without negligence or misconduct on the part of our officers and non-independent directors, our Advisor or affiliates and without gross negligence or willful misconduct by our independent directors. In addition, our articles of incorporation provide that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary or other damages. Our articles of incorporation also provide that, with the approval of our board of directors, we may indemnify our employees and agents for losses they may incur by reason of their service in such capacities so long as they satisfy these requirements. We will enter into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases.

The limit on the percentage of shares of our stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our articles of incorporation restrict the direct or indirect ownership by one person or entity to no more than 9.8%, by number or value, of any class or series of our equity stock (which includes common stock and any preferred stock we may issue). This restriction may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and stockholders and may also decrease your ability to sell your shares of our common stock.

Investors in the Offering will not have preemptive rights.

Investors in the Offering do not have preemptive rights to any shares we may issue in the future. We may issue, without stockholder approval, one or more classes of preferred stock or additional shares of common stock; provided, however, that the issuance of preferred stock must be approved by a majority of our independent directors who do not have an interest in the transaction. These issuances may reduce the value of the shares purchased by investors in the Offering. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Payment of any distribution preferences of outstanding preferred stock we issue would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders which may reduce the amount available to common stockholders. In addition, under certain circumstances, the issuance of preferred stock or additional shares of common stock may render more difficult or tend to discourage:

•	a merger, offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; or

•	the removal of incumbent management, including our Advisor and property manager.

Our UPREIT structure may result in potential conflicts of interest with limited partners other than us, if any, in our operating partnership whose interests may not be aligned with those of our stockholders.

Limited partners other than us, if any, in our operating partnership will have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of other limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

None.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

We commenced our initial public offering of shares of our common stock on April 23, 2010. Until our receipt and acceptance of subscriptions aggregating at least the minimum offering amount of $2.0 million, all subscription proceeds were placed in escrow pursuant to the terms of an escrow agreement with UMB Bank, N.A. As of October 6, 2010, we satisfied the conditions of this escrow and we accepted subscriptions for approximately 237,000 shares of our common stock received through October 6, 2010 in the aggregate amount of approximately $2.4 million, which funds we received on October 8, 2010, and we commenced operations.

As of December 31, 2010, we had received total offering proceeds of approximately $8.1 million (818,145 shares) from 187 investors pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. In addition, during the period January 1, 2011 through March 2, 2011, we received an additional $2.5 million (248,260 shares). As of March 2, 2011 we had 246 common stockholders of record.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. On May 25, 2010, our board of directors authorized a daily distribution of $0.0017808 per share of common stock which commenced on October 7, 2010, the day following the Company receiving and accepting subscriptions for the minimum offering of $2.0 million in shares of common stock. Distributions are calculated based on the number of days each stockholder has been a stockholder of record in that month. Distributions that accrued in October, the month the minimum offering was met, and November, the subsequent month, were accumulated and paid in December. Thereafter, at the end of each month, that month’s accrued distributions will be aggregated and paid in the following month. The daily distribution rate equates to an annualized distribution rate of 6.5%, using the Company’s offering price of $10.00 per share. Until the net proceeds from the Offering are fully invested, we may not generate sufficient cash flow from operations to fully fund distributions. During the early stages of the Offering, all or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings, proceeds from the Offering, cash advances from our Advisor or by way of waiver or deferral of fees.

We are required to distribute at least 90% of our federal taxable income to qualify as a REIT, and maintain our REIT qualification, for tax purposes. We expect to have little, if any, cash flow from operations or FFO available for distribution until we make substantial investments. Therefore, until such time as we have sufficient cash flow from operations or FFO to fund fully the payment of distributions therefrom, some or all of our cash distributions may be paid from other sources, such as from cash flows generated by financing activities, a component of which includes borrowings, whether collateralized by our assets or unsecured, and the proceeds of the Offering. We have not established any limit on the extent to which we may use borrowings or proceeds of the Offering to pay distributions. Our Advisor, its affiliates or related parties also may advance cash to us or waive asset management fees to provide us with additional cash, although they are not required to do so. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income and cash flow earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period. See “Item 1A. Risk Factors — Company Related Risks.” There can be no assurance that we will be able to achieve expected cash flows necessary to pay distributions or maintain distributions at any particular level, or that distributions will increase over time.

For the period October 7, 2010 through November 30, 2010, we distributed $42,647 to our stockholders. As of December 31, 2010, we had accrued an additional $40,732 in distributions payable to our stockholders, which were distributed on January 14, 2011. As we had no distributable earnings or FFO, the distributions were made from capital proceeds.

Recent Sales of Unregistered Securities

In connection with our formation in March 2009, our Advisor acquired 22,222 shares of our common stock in consideration of a cash payment of $200,000 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The price per share in effect paid by our Advisor was lower than the price stockholders will pay, but is approximately the same as the net proceeds we will receive from the sale of a share under the Offering at $10.00 to which certain commissions and fees would otherwise apply. There have been no other sales of unregistered securities in the past three years.

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to 150,000,000 shares of common stock, was declared effective by the SEC, and the Offering commenced and is ongoing.

As of December 31, 2010, we had sold approximately $8.1 million (818,145 shares) in connection with the Offering, including approximately $22,000 (2,309 shares) received pursuant to our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering. Through December 31, 2010, the following costs have been recorded in connection with the issuance of the registered shares:

Selling commissions	$	522,587
Marketing support fee		240,534
Other offering costs and expenses		405,282

Offering and stock issuance costs*	$	1,168,403

*	The total amount of selling commissions, marketing support fees and other organizational and offering expenses are subject to an expense cap and may not exceed 15% of the gross offering proceeds. An additional $5.2 million of other offering costs and expenses incurred in connection with the Offering (exceeding the 15% expense cap) has been paid by our Advisor on our behalf as of December 31, 2010. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

The net offering proceeds available to us from the Offering, after deducting the total expenses described above, are approximately $6.9 million as of December 31, 2010. The selling commissions and marketing support fee are paid to CNL Securities Corp., our managing dealer, and a substantial portion of the selling commissions and expenses are expected to be reallowed to participating broker-dealers.

We intend to pay offering expenses, acquire properties, and make other permitted investments with the proceeds from the Offering. In addition, until such time as we have operating cash flows from our assets, we will also pay operating expenses and make distributions to our stockholders from our net offering proceeds.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan

We have adopted a share redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

if we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of our common stock outstanding during a 12-month period may be redeemed during such 12-month period; and

•

redemption pricing ranging from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in our best interest.

There were no shares redeemed for the year ended December 31, 2010.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for Macquarie CNL Global Income Trust, Inc. should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data”.

	Years Ended December 31,
	2010(1)	2009(1)
Operating Data:
Net loss	$(928,951)	-
Net loss per share (basic and diluted)	(1.78)	-
Weighted average shares outstanding (basic and diluted)	520,975	-
Cash used in operating activities	(62,517)	-
Cash provided by financing activities	6,994,805	-

Balance Sheet Data:
Cash and cash equivalents	$7,132,675	$200,387
Total assets	7,211,670	200,387
Total liabilities	1,064,820	387
Stockholders’ equity	6,146,850	200,000

Other Data:
Funds from operations (“FFO”) (²)	$(928,951)	-
FFO per share	(1.78)	-

FOOTNOTES:

(1)	Operations commenced on October 8, 2010 when we received the minimum offering proceeds and approximately $2.4 million were released from escrow. The results of operations for the years ended December 31, 2010 and 2009 are not necessarily indicative of future performance due to the limited time during which we were operational and having not yet completed our first investment. The results of operations for the year ended December 31, 2010 includes only organizational costs incurred on our behalf by our Advisor, and general, operating and administrative expenses. Selected financial data for 2009 covers the period March 4, 2009 (date of inception) through December 31, 2009.

(2)

FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance.

FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income (loss) alone.

Accordingly, we believe that in order to facilitate a clear understanding of our operating performance between periods and as compared to other equity REITs, FFO should be considered in conjunction with our net income (loss) and cash flows as reported in the accompanying consolidated financial statements and notes thereto. FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income (loss)), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as alternatives to net income (loss) determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Outlook

Beginning in 2008 the global and U.S. economy deteriorated significantly, which negatively impacted foreign and domestic stock markets and banking systems as well as companies across most industries. As of the date of this report, there continues to be a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and what the short and long-term impact of these events will be on the global and U.S. economies and individual businesses. Certain economic data reflect signs of improvement, albeit extremely modest, while unemployment remains perplexingly high. Inflation fears have emerged from around the globe fueled by increasing oil and other commodity prices. We continue to monitor economic events, capital markets and the stability of the global financial environment to minimize the impact on our business. While we remain cautious about the impact of these events, we are optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable.

Overview

We are a Maryland corporation incorporated on March 4, 2009 that intends to elect to be taxed as a real estate investment trust for U.S. federal income tax purposes. We intend to invest in and operate income-oriented commercial real estate and real estate-related assets on a global basis. These investments may also include the investment in, and origination of, real estate-related investments such as mortgage, mezzanine, bridge, and other loans, debt securities such as CMBS and those issued by other real estate companies, equity securities of real estate companies, as well as other real estate-related investments. We may invest in a range of real estate sectors including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. We anticipate that up to 60% of our assets may be located outside the United States. However, the percentage of domestic acquisitions compared to acquisitions made outside of the United States may be weighted differently at any point in time, depending on the global market conditions and opportunities. The net offering proceeds will provide funds to enable us to purchase properties and other real estate-related investments. The number of assets we acquire will depend upon the number of shares sold in this Offering and the resulting amount of the net offering proceeds available for investment in properties. See Item 1A. “Risk Factors — Offering Related Risks.”

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT, for our taxable year ended December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operate in a manner that will enable us to qualify as a REIT for federal income tax purposes.

The following discussion and analysis should be read in conjunction with the accompanying consolidated balance sheet and the notes thereto.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they will involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Recently issued accounting pronouncements may affect the way we would currently account for certain transactions and/or derive certain estimates. For additional information, see “Recent Accounting Pronouncements” below.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material inter-company transactions, balances and profits have been eliminated in consolidation. The determination of whether the Company is the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Allocation of Purchase Price for Real Estate Acquisitions

Upon the acquisition of real estate properties, we will record the fair value of the land, buildings, equipment, intangible assets, including but not limited to in-place lease origination costs and above or below market lease values, assumed liabilities, and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition.

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

Income Taxes

We intend to be taxed as a REIT under the Code, and intend to operate as such beginning with our taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a TRS to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

Results of Operations

From the time of our formation on March 4, 2009, through October 7, 2010, we had not commenced operations because we were in our developmental stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on October 8, 2010, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow. Since we had not yet completed a property acquisition or made any other permitted investments as of December 31, 2010, our operating results for the year then ended include only organizational costs incurred on our behalf by our Advisor, and general, operating and administrative expenses of approximately $0.9 million, consisting primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance premiums, accounting and legal fees, and board of director fees. Generally, to the extent that operating expenses payable or reimbursable by us, in any expense year, exceed the greater of 2% of average invested assets or 25% of net income, our Advisor may be required to reimburse us.

The results of operations for the year ended December 31, 2010, are not necessarily indicative of future performance due to the incurrence of organizational costs, the limited time in which we have been operational, and having not yet completed our first acquisition or other permitted investment.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors” section of this annual report.

Organizational, Offering and Stock Issuance Costs

We have and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are all deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been advanced or funded by our Advisor.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs to be paid by us may not exceed 15% of the gross aggregate offering proceeds.

As of December 31, 2010, we have paid or accrued approximately $0.8 million in selling commissions and marketing support fees and paid or accrued approximately $0.4 million of other offering costs, which amounts represent our maximum liability for selling commissions, marketing support fees and organizational and offering costs as of December 31, 2010. An additional $5.2 million of costs incurred in connection with the Offering (exceeding the 15% expense cap) has been paid by our Advisor on our behalf as of December 31, 2010. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

Liquidity and Capital Resources

Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of offering and operating expenses, and distributions, and for the payment of interest on any outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from net offering proceeds (which means our gross offering proceeds, without deduction for volume and other discounts, less organizational and offering expenses) and from financings.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings to between 30% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

We intend to strategically leverage our real properties and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans secured by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

We, through subsidiaries of our Operating Partnership formed to make investments, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries act as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation.

Our Advisor may, but is not required to, establish capital reserves from gross proceeds out of cash flow generated by operating properties and other investments or out of non-liquidating net sales proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, securitization of mortgages and other notes receivable and undistributed FFO. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We have not yet entered into any commitments to acquire any specific property or to make or invest in any specific loan or other permitted investment. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If the number of shares sold is substantially less than the maximum amount of the offering, then we will likely make only a limited number of investments and we will not achieve a significant diversification of our investments.

As of October 6, 2010, we had satisfied the escrow conditions of our Offering. On October 8, 2010, aggregate subscription proceeds of approximately $2.4 million were released from escrow, and we commenced operations. As of December 31, 2010 we had received aggregate proceeds in connection with the Offering of approximately $8.1 million, in addition to the initial capital contribution received from our Advisor of $200,000. During the period January 1, 2011 through March 2, 2011, we had received additional offering proceeds of approximately $2.5 million.

On August 11, 2010, our board of directors approved an amended and restated advisory agreement for the purpose of restructuring fees to be paid to the Advisor for certain services. Generally, the fee restructuring resulted in a reduction of the investment services fee from 3% to 1.85%, a reduction of the disposition fee from 3% to 1%, the provision for a financing coordination fee for services rendered with respect to refinancing of any debt obligations of ours or our subsidiaries equal to 1% of the gross amount of the refinancing, and the reduction from 8% to 6% of the priority return that must be paid to stockholders before we may pay incentive fees to the Advisor. Management and the board of directors believe the fee revisions enable us to more effectively compete for capital and better align the interests of our Advisor with the interests of our stockholders.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. On May 25, 2010, our board of directors authorized a daily distribution of $0.0017808 per share of common stock which commenced on October 7, 2010, the day following the Company receiving and accepting subscriptions for the minimum offering of $2.0 million in shares of common stock. Distributions are calculated based on the number of days each stockholder has been a stockholder of record in that month. Distributions that accrued in October, the month the minimum offering was met, and November, the subsequent month, were accumulated and paid in December. Thereafter, at the end of each month, that month’s distributions will be aggregated and paid in the following month. The daily distribution rate equates to an annualized distribution rate of 6.5%, using the Company’s offering price of $10.00 per share. Until the net proceeds from the Offering are fully invested, we may not generate sufficient cash flow from operations to fully fund distributions. During the early stages of our Offering, all or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings, proceeds from the Offering, cash advances from our Advisor or by way of waiver or deferral of fees.

We are required to distribute at least 90% of our federal taxable income to qualify as a REIT, and maintain our REIT qualification, for tax purposes. We expect to have little, if any, cash flow from operations or FFO available for distribution until we make substantial investments. Therefore, until such time as we have sufficient cash flow from operations or FFO to fund fully the payment of distributions there from, some or all of our cash distributions may be paid from other sources, such as from cash flows generated by financing activities, a component of which includes borrowings, whether secured by our assets or unsecured, and the proceeds of our Offering. We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions. Our Advisor, its affiliates or related parties also may advance cash to us or waive asset management fees to provide the Company with additional cash, although they are not required to do so. Because we may receive income from interest or rents at various times during the fiscal year, distributions may not reflect the income and cash flow earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period. See Item 1A. “Risk Factors — Company Related Risks.” There can be no assurance that the Company will be able to achieve expected cash flows necessary to pay distributions or maintain distributions at any particular level, or that distributions will increase over time.

For the period October 7, 2010 through December 31, 2010, we declared total distributions of $83,379 (including $21,937 of distributions to be reinvested pursuant to our distribution reinvestment plan), or $0.1638 per share. We paid $42,647 to our stockholders on December 16, 2010 and as of December 31, 2010 we had accrued an additional $40,732 in distributions payable to our stockholders which were distributed on January 14, 2011. For the year ended December 31, 2010, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes.

Contractual Obligations

We had no contractual obligations as of December 31, 2010.

Election as a REIT

We intend to elect to be taxed as a REIT for our taxable year ended December 31, 2010. In order to be taxed as a REIT, we will be subject to a number of organizational and operational requirements, including the requirement to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90 percent of our REIT taxable income. If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain foreign, state and local taxes on our income and property, federal income and excise taxes on our undistributed income.

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, then we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. We will not be able to deduct dividends paid to our stockholders in any year in which we fail to qualify as a REIT. In this situation, to the extent of current and accumulated earnings and profits, all dividends to our U.S. stockholders that are individuals, trusts or estates will generally be taxable at capital gains rates (through 2012), and, subject to limitations of the Code, corporate distributees may be eligible for the dividends received deduction. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. It is not possible to state whether we would be entitled to this statutory relief.

Related-Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of the various related-party transactions, agreements and fees.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Off Balance Sheet Arrangements

As of December 31, 2010, we had no off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Macquarie CNL Global Income Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 7, 2011

Orlando, Florida

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	December 31, 2009

Cash and cash equivalents	$7,132,675	$200,387
Receivables	21,937
Prepaid expenses and other assets	57,058	-

Total assets	$7,211,670	$200,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$23,897	$-
Due to related parties	1,000,191	387
Distributions payable	40,732	-

Total liabilities	1,064,820	387

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	-	-
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 840,367 shares issued and outstanding as of December 31, 2010 and 100,000 shares authorized and 22,222 shares issued and outstanding as of December 31, 2009	8,403	222
Additional paid-in capital	7,150,777	199,778
Distributions	(83,379)	-
Accumulated loss	(928,951)	-

Total stockholders’ equity	6,146,850	200,000

Total liabilities and stockholders’ equity	$7,211,670	$200,387

See accompanying notes to consolidated financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2010
Expenses:
General, operating and administrative	$915,649
Organizational costs	13,302

Total expenses	928,951

Net loss	$(928,951)

Net loss per share of common stock (basic and diluted)	$(1.78)

Weighted average number of shares of common stock outstanding (basic and diluted)	520,975

See accompanying notes to consolidated financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Accumulated Loss	Accumulated Distributions	Total Stockholders’ Equity	Comprehensive Loss
Balance at March 4, 2009		$-	$-	$-	$-	$-
Cash received from sale of common stock to Macquarie CNL Global Income, Advisors, LLC	22,222	222	199,778			200,000

Balance at December 31, 2009	22,222	222	199,778	-	-	200,000

Subscriptions received for common stock through public offering and reinvestment plan	818,145	8,181	8,119,402			8,127,583
Stock issuance and offering costs			(1,168,403)			(1,168,403)
Net loss				(928,951)		(928,951)	$(928,951)
Distributions, declared and paid ($0.0017808 per share per day)					(83,379)	(83,379)

Total comprehensive loss							$(928,951)

Balance at December 31, 2010	840,367	$8,403	$7,150,777	$(928,951)	$(83,379)	$6,146,850

See accompanying notes to consolidated financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, 2010
Net Cash Flows from Operating Activities:
Net loss	$(928,951)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(57,058)
Accounts payable	23,897
Due to related parties	899,595

Net cash used in operating activities	(62,517)

Net Cash Flows from Financing Activities:
Subscriptions received for common stock through public offering	8,105,646
Payment of stock issuance costs	(1,068,194)
Distributions to stockholders	(42,647)

Net cash flows provided by financing activities	6,994,805

Net Increase in Cash and Cash Equivalents	6,932,288
Cash at December 31, 2009	200,387

Cash at December 31, 2010	$7,132,675

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (included in Due to related parties):
Increase in other offering costs due to affiliates	$33,403

Increase in selling commissions and marketing support fees due to related parties	$66,806

Distributions declared but not paid	$40,732

Dividend reinvestment receivable	$21,937

See accompanying notes to consolidated financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

Macquarie CNL Global Income Trust, Inc. (the “Company”) was organized in Maryland on March 4, 2009 and intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for its taxable year ended December 31, 2010.

The Company intends to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis, principally focusing on acquisitions of income-oriented commercial real estate and real estate-related assets. These investments may also include the investment in, and origination of, real estate-related investments such as mortgage, mezzanine, bridge, and other loans, debt securities such as commercial mortgage-backed securities and those issued by other real estate companies, equity securities of real estate companies, as well as other real estate-related investments. The Company may invest in a wide variety of sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. The Company anticipates that up to 60% of its assets may be located outside the United States. However, the percentage of domestic acquisitions compared to acquisitions made outside of the United States may be weighted differently at any point in time, depending on the global market conditions and opportunities. For example, the Company believes that domestic acquisitions are currently more attractive. The additional costs and complexity of having an international asset make it more feasible when that asset is larger, yet the Company believes it is better that its initial investments be smaller in size in order to achieve diversity sooner and mitigate the risk of concentration. In addition, the Company believes there is no shortage of smaller-sized domestic opportunities in the market today. Therefore its initial assets are much more likely to be domestic. As conditions evolve, the Company expects to make acquisitions in foreign locations as well. The fluctuations in domestic and international markets was one of the principal considerations in developing the Company’s investment strategy which allows it to seek out opportunities globally rather than be limited to either domestic or international investments.

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

The Company’s advisor is Macquarie CNL Global Income Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture owned 50% by an affiliate of CNL Financial Group, LLC (“CNL LLC”), and 50% by an affiliate of Macquarie Infrastructure and Real Assets Inc. (“MIRA Inc.”) (formerly Macquarie Capital Funds Inc.), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor dated January 20, 2010, which was amended and restated on August 12, 2010 (the “Advisory Agreement”). The Advisor has entered into sub-advisory agreements with each of CNL Global Income Advisors, LLC, an affiliate of CNL LLC, and Macquarie Global Income Advisors LLC, an affiliate of MIRA Inc., to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement.

Upon formation, the Advisor acquired 22,222 shares of the Company’s common stock for $200,000.

On April 8, 2009, the Company filed a Registration Statement on Form S-11 (“Registration Statement”) with the SEC to offer for sale up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”), of which initially 3,750,000 shares are being offered pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share. The Registration Statement was declared effective on April 23, 2010, and the Offering commenced on that date. As of October 6, 2010, the Company had received and accepted aggregate subscriptions in excess of the minimum offering amount of $2.0 million in shares of common stock and on October 8, 2010, the funds were released from escrow and the Company commenced operations.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization (cont.)

As of December 31, 2010, the Company had received aggregate offering proceeds of approximately $8.1 million (818,145 shares) from 187 investors, other than the Advisor, in connection with the Offering.

The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by the Advisor for $200,000 preceding the commencement of the Offering.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and the General Partner. All intercompany profits, balances and transactions have been eliminated in consolidation.

Use of Estimates

Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Net Loss per Share

Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. The weighted average number of shares of common stock outstanding for the period October 8, 2010 through December 31, 2010 was 520,975.

Concentration of Credit Risk

At December 31, 2010, the Company’s cash deposits exceeded federally insured levels. The Company monitors the third-party depository institution that holds the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

3.	Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856(c) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing with its taxable year ended December 31, 2010. In order to be taxed as a REIT, the Company will be subject to a number of organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (excluding any net capital gain). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which the Company conducts business.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Income Taxes (cont.)

It is possible the Company will form one or more subsidiaries which may elect to be taxed as a TRS for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state and foreign laws, a TRS will be subject to tax on its taxable income.

Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes. Prior to and including the year ended December 31, 2010, the Company did not have earnings.

4.	Organizational, Offering and Stock Issuance Costs

The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are all deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been advanced or funded by the Advisor. Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs to be paid by the Company may not exceed 15% of the gross aggregate offering proceeds.

As of December 31, 2010, the Company had reimbursed the Advisor for offering costs of approximately $0.4 million. In addition, the Company had incurred selling commissions and marketing support fees of approximately $0.5 million and $0.2 million, respectively, all of which were deducted from the offering proceeds and charged to additional paid in capital.

5.	Related Party Arrangements

All of the Company’s executive officers are executive officers of or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL. The Advisor and its affiliates are entitled to receive fees and compensation in connection with the Offering and permanent financings that the Company obtains, and the acquisition, management and sale of the Company’s assets.

The Advisor and its affiliates are also entitled to reimbursement of certain costs incurred on behalf of the Company in connection with the Company’s organization, the Offering, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters commencing with April 1, 2011 (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

CNL Securities Corp., the managing dealer, receives selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering. All or any portion of these fees may be re-allowed to participating brokers.

The Company also pays CNL Capital Markets Corp., an affiliate of CNL, an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to the Company pursuant to a services agreement entered into between the Company and CNL Capital Markets Corp.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Related Party Arrangements (cont.)

In addition, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties or the amount invested in the case of other assets for services rendered in connection with the selection, evaluation, structure and purchase of assets. No investment services fee is paid in connection with the purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, at the time of each payment such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased.

Under the advisory agreement, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the agreement) of the Company’s properties, including its proportionate share of those properties owned in joint ventures, and of the outstanding principal amount of any loans made, and an amount equal to 0.1042% of the book value of securities owned, as of the end of the preceding month.

The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay the Advisor a disposition fee in connection with the sale of securities that are investments; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, at the time of such payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are being sold. Any disposition fee paid to an affiliate or related party of the Advisor in connection with the sale of securities will be included in the Company’s total operating expenses for purposes of calculating conformance with the 2%/25% guidelines, as defined in the advisory agreement.

Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a Listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction. However, once a Listing occurs, the Advisor will not be entitled to receive an incentive fee on sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a Listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, the Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of the Company’s board of directors, including a majority of its independent directors.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Related Party Arrangements (cont.)

The following related party costs incurred by the Company for the year ended December 31, 2010 and any related amounts payable as of December 31, 2010 for fees and expenses described above are summarized below:

	Incurred	Due to Related Parties
Selling commissions*	$522,587	$46,764
Marketing support fees*	240,534	20,042
Reimbursement of other offering costs*	405,282	33,403
Reimbursement of organizational and operating expenses**	961,638	899,982

	$2,130,041	$1,000,191

*	Selling commissions, marketing support fees and reimbursements of offering costs are charged as incurred against stockholders’ equity in the accompanying condensed consolidated balance sheets.
**	Operating expenses are charged as incurred against general, operating and administrative expenses in the accompanying condensed consolidated statement of operations.

The Company has paid or accrued $763,121 in selling commissions and marketing support fees and paid or accrued $405,282 of other offering costs, which amounts represent the Company’s maximum liability for selling commissions, marketing support fees and other organizational and offering costs as of December 31, 2010. Organizational and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering. Also, as of December 31, 2010, all organizational and offering costs (other than selling commissions and marketing support fees) had been incurred by the Advisor and no such costs were paid directly by the Company. The Advisor has incurred on the Company’s behalf an additional $5.2 million of costs in connection with the Offering (exceeding the 15% expense cap) as of December 31, 2010.

Bank charges paid on the Company’s behalf by its Advisor as of December 31, 2009, have been recorded as due to related party in the accompanying condensed consolidated balance sheet.

6.	Distributions

Distributions to the Company’s stockholders are governed by the provisions of its articles of incorporation. On May 25, 2010, the board of directors authorized a daily distribution of $0.0017808 per share of common stock which commenced on October 7, 2010, the day following the Company receiving and accepting subscriptions for the minimum offering of $2.0 million in shares of common stock. Distributions are calculated based on the number of days each stockholder has been a stockholder of record in that month. Distributions that accrued in October, the month the minimum offering was met, and November, the subsequent month, were accumulated and paid in December. Thereafter, at the end of each month, that month’s distributions will be aggregated and paid in the following month. The daily distribution rate equates to an annualized distribution rate of 6.5%, using the Company’s offering price of $10.00 per share. Until the net proceeds from the Offering are fully invested, the Company may not generate sufficient cash flow from operations to fully fund distributions. During the early stages of the Offering, all or a portion of the distributions may be paid from other sources, such as cash flows from financing activities, which include borrowings, proceeds from the Offering, cash advances from the Advisor or by way of waiver or deferral of fees.

To qualify as a REIT and maintain REIT status, the Company is required to distribute at least 90% of its federal taxable income. The Company expects to have little, if any, cash flow from operations or FFO available for distribution until it makes substantial investments. Therefore, until such time as it has sufficient cash flow from operations or FFO to fund fully the payment of distributions, some or all of its cash distributions may be paid from other sources, such as from cash flows generated by financing activities, a component of which includes borrowings, whether secured by the Company’s assets or unsecured, and the proceeds of the Offering.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Distributions (cont.)

The Company has not established any limit on the extent to which it may use borrowings or proceeds of the Offering to pay distributions. The Advisor, its affiliates or related parties also may advance cash to the Company or waive asset management fees to provide the Company with additional cash, although they are not required to do so. Because the Company may receive income from interest or rents at various times during the fiscal year, distributions may not reflect the income and cash flow earned in that particular distribution period, but may be made in anticipation of cash flow that the Company expects to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond the Company’s control, and a change in any one factor could adversely affect its ability to pay future distributions. There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period. See “Item 1A. Risk Factors — Company Related Risks.” There can be no assurance that the Company will be able to achieve expected cash flows necessary to pay distributions or maintain distributions at any particular level, or that distributions will increase over time.

For the period October 7, 2010 through November 30, 2010, the Company distributed $42,647 to our stockholders. As of December 31, 2010, the Company had accrued an additional $40,732 in distributions payable to its stockholders which were distributed on January 14, 2011. For the year ended December 31, 2010, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes.

7.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

8.	Stockholder’s Equity

At December 31, 2010, the Company was authorized to issue a total of 1,320,000,000 shares of capital stock consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value per share. As of December 31, 2009, the Company was authorized to issue a total of 100,000 shares of common stock, $0.01 par value per share. As of December 31, 2010 and December 31, 2009, 840,367 common shares and 22,222 common shares were issued and outstanding, respectively.

The Company has adopted a redemption plan that allows its stockholders who hold shares for at least one year to request that the Company redeem between 25% and 100% of their shares. If the Company has sufficient funds available to do so and if it chooses, in its sole discretion, to redeem shares, the number of shares redeemed in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

if the Company elects to redeem shares, some or all of the proceeds from the sale of shares under its distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, the Company may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of the Company’s common stock outstanding during such 12-month period may be redeemed during such 12-month period; and

•

redemption pricing ranging from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity (cont.)

The Company’s board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in the Company’s best interest.

9.	Subsequent Events

During the period January 1, 2011 through March 2, 2011, the Company had received additional offering proceeds of approximately $2.5 million (248,260 shares). As of March 2, 2011, the aggregate offering proceeds totaled approximately $10.6 million.

On March 2, 2011, the Company’s board of directors authorized the termination of its Automatic Purchase Plan, effective March 31, 2011 (the “Termination Date”). The determination to terminate the Automatic Purchase Plan was made after taking into consideration the minimal participation in the plan compared to the cost of continuing to administer the plan.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the period ended December 31, 2010.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered certified public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors hold office for one year from the date of his or her election, until the next annual meeting of stockholders and until his or her successor has been elected and has qualified. Directors may be elected to an unlimited number of successive terms. Our current directors and officers are as follows:

Name	Age*	Position(s)
James M. Seneff, Jr.	64	Chairman of the Board and Director
Matthew S. Banks	49	Director
Douglas N. Benham	54	Independent Director
James P. Dietz	46	Independent Director
Stephen J. LaMontagne	49	Independent Director
Robert A. Bourne	63	Chief Executive Officer
Andrew A. Hyltin	51	President
Steven D. Shackelford	47	Chief Financial Officer and Secretary
Lilian Wong	32	Senior Vice President
Mark D. Mullen	39	Senior Vice President

*	As of January 1, 2011

James M. Seneff, Jr. Chairman of the Board and Director. Mr. Seneff has served as the chairman of our board since our inception in March 2009 and of the board of managers of our Advisor since its inception in December 2008. Mr. Seneff also serves as chairman of the board and a director of CNL Macquarie Global Growth Trust, Inc., a corporation that intends to operate as a REIT, and serves as chairman of the board and a manager of its advisor, CNL Macquarie Global Growth Advisors, LLC. He is the sole stockholder of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of various CNL Holdings’ subsidiaries, including, as chairman (1988 to 2010), chief executive officer (1995 to 2011), president (1980 to 1995) and currently executive chairman since 2010 of CNL, a diversified real estate company. Mr. Seneff serves or has served in similar capacities for a number of CNL Holdings’ affiliates, including: CNL Lifestyle Properties, Inc., a public, unlisted REIT, and its advisor, CNL Lifestyle Company, LLC (2003 to present); CNL Hotels & Resorts, Inc., a public, unlisted REIT, and its advisor, CNL Hospitality Corp. (1997 to 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, unlisted REIT, and its advisor, CNL Retirement Corp. (1997 to 2006); CNL Restaurant Properties, Inc., a public, unlisted REIT, and its advisor, (1994 to 2005); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); Trustreet Properties, Inc., a publicly traded REIT (2005 to 2007); CNL Securities Corp., the Managing Dealer of this offering (1979 to present); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff is also the chairman and a principal stockholder of CNL Bancshares, Inc. (1999 to present), which owns CNLBank. Mr. Seneff received his degree in business administration from Florida State University.

As a result of these professional and other experiences, Mr. Seneff possesses particular knowledge of real estate acquisitions, ownership and dispositions in a variety of public and private real estate investment vehicles that strengthens the board’s collective knowledge, capabilities and experience.

Matthew S. Banks. Director. Mr. Banks has served as a director since our inception in March 2009 and as chairman of the board and a manager of our Advisor since its inception in December 2008. Mr. Banks also serves as a director of CNL Macquarie Global Growth Trust, Inc., corporation that intends to operate as a REIT, and serves as a manager of its advisor, CNL Macquarie Global Growth Advisors, LLC. He is currently an executive director of the Macquarie Group and is head of Macquarie Bank Limited’s Real Estate Banking Division which manages real estate projects and investments located in Australia, Asia, South Africa, North America and Europe as well as being responsible for the procurement, underwriting and management of real estate loans for clients in real estate projects across all major real estate sectors. Mr. Banks joined Macquarie Group Limited in November 2001 as an executive director within the Macquarie Real Estate Group (now part of MIRA) and has led various business divisions during a period of global expansion for Macquarie Group Limited. From April 2007 to December 2008, Mr. Banks was co-head of Macquarie Real Estate Group’s Real Estate Capital division. Mr. Banks is also a director of Macquarie Bank Limited’s associate, MGPA, which has a global real estate investment platform. Mr. Banks commenced his property career in 1984 and was previously with Lend Lease Corporation, holding chief executive officer roles for the property businesses in Australia and the United States. He holds a Bachelor of Architecture (Hons) from the University of Melbourne.

As a result of these professional and other experiences, Mr. Banks possesses particular knowledge of real estate investment, management and dispositions, and real estate lending practices that strengthens the board’s collective knowledge, capabilities and experience.

Douglas N. Benham. Independent Director. Mr. Benham joined our board as an independent member in November 2009. Since April 2006, Mr. Benham has been the president and chief executive officer of DNB Advisors, LLC, a restaurant industry consulting firm. From January 2004 until April 2006, Mr. Benham served as president and chief executive officer of Arby’s Restaurant Group, a quick service restaurant company and subsidiary of Triarc Company (NYSE: TRY). From August 2003 until January 2004, Mr. Benham was president and chief executive officer of DNB Advisors, LLC. From January 1989 until August 2003, Mr. Benham served as chief financial officer, and from 1997 until 2003 also served as a member of the board of directors, of RTM Restaurant Group, Inc., an Arby’s franchisee, that was later acquired by Triarc Company in July 2005. Prior to January 1989, Benham held various positions including at Deloitte & Touche, Bell Atlantic Corp., and Cox Enterprises. Since March 2008, Mr. Benham has served as a director of the restaurant operator O’Charley’s Inc. (NASDAQ: CHUX). In August 2009, Mr. Benham joined the board of directors of drive-thru restaurant chain operator Sonic Corp. (NASDAQ: SONC). Mr. Benham earned a BA in accounting from the University of West Florida in 1978.

As a result of these professional and other experiences, Mr. Benham possesses particular knowledge of financial accounting, and business and restaurant management that strengthens the board’s collective knowledge, capabilities and experience.

James P. Dietz. Independent Director. Mr. Dietz joined our board as an independent member in November 2009. Since May 2010, Mr. Dietz has served as vice president of finance and accounting for PetroAlgae Inc. (OTCBB:PALG), which develops and commercializes new technologies to grow and harvest micro-crops for use in alternative fuels and other products. From May 2009 through April 2010, Mr. Dietz served as chief financial officer of U.S. Capital Holdings, LLC, an international private equity investor and developer, whose parent company is Tangshan Ganglu Iron & Steel Co., Ltd., a Chinese industrial company. From May 2008 until May 2009, Mr. Dietz served as vice president – finance and business development for PACT, LLC, a real estate development company, and from January 2008 until April 2008, Mr. Dietz was chief financial officer of American Leisure Group, a real estate investor and timeshare developer. From 1995 until December 2007, Mr. Dietz was with residential community developer WCI Communities, Inc. (NYSE: WCI), and various predecessor firms, as its chief financial officer. In August 2007, shareholders at WCI approved a new composition for WCI’s board of directors which had been submitted to them for vote at their annual meeting pursuant to an agreement between WCI and affiliates of Carl Icahn that resulted from a proxy contest. Mr. Dietz resigned as WCI’s chief financial officer in December 2007. WCI filed a voluntary petition under Chapter 11 of the federal bankruptcy laws on August 4, 2008, from which it emerged on August 31, 2009. From 1993 to 1995, Mr Dietz managed asset-backed financing originations for GTE Leasing Corporation (a subsidiary of GTE, a predecessor to Verizon Communications). He began his professional career in December 1986 joining Arthur Andersen & Co where he advanced to manager, providing audit and financial consulting services to clients in the construction, real estate, healthcare and legal industries. Mr. Dietz earned a BA in accounting and economics from the University of South Florida in 1986. Mr. Dietz is a certified public accountant.

As a result of these professional and other experiences, Mr. Dietz possesses particular knowledge of accounting, real estate investment and finance that strengthens the board’s collective knowledge, capabilities and experience.

Stephen J. LaMontagne. Independent Director. Mr. LaMontagne joined our board as an independent member in November 2009. Mr. LaMontagne is partner-in-charge of the real estate practice of Moore Colson, an Atlanta-based accounting and consulting firm, having joined the firm in December 2007. Prior to joining Moore Colson, Mr. LaMontagne held various positions with KPMG LLC beginning in May 1983 until December 2007, including serving over ten years as an assurance partner and southeast real estate practice leader, as well as serving on several of the firm’s national committees. While at KPMG and currently at Moore Colson, his focus includes real estate finance, financial accounting and reporting, mergers and acquisitions and audit matters. Mr. LaMontagne received a BS degree in accounting and a minor in finance from Florida State University in 1983. Mr. LaMontagne is a certified public accountant.

As a result of these professional and other experiences, Mr. LaMontagne possesses particular knowledge of accounting and tax practices that strengthens the board’s collective knowledge, capabilities and experience.

Robert A. Bourne. Chief Executive Officer. Mr. Bourne has served as our chief executive officer since our inception in March 2009 and as chief executive officer and a manager of our Advisor since its inception in December 2008. Mr. Bourne also serves as chief executive officer of CNL Macquarie Global Growth Trust, Inc., a corporation that intends to operate as a REIT, and serves as chief executive officer and a manager of its advisor. He has served in various executive capacities of CNL since 1984 and also serves or has served in a number of executive capacities for a number of CNL Holdings’ affiliates, including: CNL Lifestyle Properties, Inc. and its advisor (2003 to present); CNL Hotels & Resorts, Inc. (1997 to 2007), and its advisor (1997 to 2006); CNL Retirement Properties, Inc. and its advisor (1997 to 2006); CNL Restaurant Properties, Inc. and its advisor (1994 to 2005); Trustreet Properties, Inc., a publicly traded REIT (2005-2007); National Retail Properties (1996 to 2005); CNL Capital Markets Corp. (2000 to present); and CNL Securities Corp. (1979 to present). Mr. Bourne also serves as vice chairman of the board of CNLBancshares, Inc. (1999 to present). Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants (1971 through 1978), where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University with a B.A. in accounting, with honors.

Andrew A. Hyltin. President. Mr. Hyltin has served as our president and as the president and a manager of our Advisor since November 1, 2010. Mr. Hyltin also serves as president of CNL Macquarie Global Growth Trust, Inc., a corporation that intends to operate as a REIT, and serves as a manager and president of its advisor. In addition, he serves as the chief executive officer and president of Corporate Capital Trust, a recently formed business development company currently in the process of registration for its initial public offering. Since 2009, Mr. Hyltin has held various officer positions with CNL Fund Advisors Company (“CFA”), an affiliate of CNL Financial Group, LLC, one of the Company’s sponsors, becoming CFA’s president and investment committee member in 2009 and its chief executive officer in 2010. Since 2005, Mr. Hyltin has also served as president and chief investment officer of CNL Private Equity Corp., the parent entity of CFA, responsible for the overall management of its portfolio and private offerings and alternative investments; and, he served as vice president of investments for that company from 2003 to 2005. From 2009 to 2010, Mr. Hyltin served as president to The CNL Funds, an open-end mutual fund. Mr. Hyltin has a B.A. in Finance from Texas Christian University.

Steven D. Shackelford. Chief Financial Officer and Secretary. Mr. Shackelford has served as our chief financial officer and secretary since inception in March 2009 and as chief financial officer and secretary of our Advisor since inception in December 2008. Mr. Shackelford also serves as chief financial officer and secretary of CNL Macquarie Global Growth Trust, Inc., a corporation that intends to operate as a REIT, and serves as chief financial officer and secretary of its advisor. Mr. Shackelford joined CNL Real Estate Advisors Company, an affiliate of CNL, in February 2007, as chief financial officer and chief operating officer. Previously, Mr. Shackelford served as chief financial officer, executive vice president, chief operating officer and secretary of Trustreet Properties, Inc., a publicly traded REIT, from February 2005 to February 2007. Before joining Trustreet Properties, Inc., Mr. Shackelford served as executive vice president and chief operating officer of CNL Restaurant Properties, Inc., which he joined in September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital by gaining access to capital markets located in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was a member of the audit staff and a senior accountant from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received his undergraduate degree in accounting and an M.B.A. from Florida State University. He is a certified public accountant.

Lilian Wong. Senior Vice President. Ms. Wong has served as a senior vice president since March 2, 2011 and as senior vice president of our Advisor since March 2, 2011. Ms. Wong also serves as a senior vice president of CNL Macquarie Global Growth Trust, Inc., a corporation that intends to operate as a REIT, and serves as a senior vice president of its advisor. Ms. Wong is a division director within the Real Estate Banking Division of Macquarie Group. She currently is responsible for the business management across a diverse range of global real estate businesses and investments with a primary focus in Australia and Asia. Her key responsibilities include the investment management of Real Estate Banking Division’s real estate private equity investments, development, principal and funds management activities. Ms. Wong joined Macquarie in February 2000 within the Finance Division of the Property Investment Management and Banking businesses and commenced her role as Business Manager in 2004 where she has been actively involved in establishing operational framework of the business and ongoing operations for real estate products and joint ventures. Ms. Wong holds a Bachelor of Commerce from the University of New South Wales, Sydney and is a member of the Institute of Chartered Accountants in Australia.

Mark D. Mullen. Senior Vice President. Mr. Mullen has served as a senior vice president since our inception in March 2009 and a manager, chief investment officer and a senior vice president of our Advisor since its inception in December 2008. Mr. Mullen also serves as a senior vice president of CNL Macquarie Global Growth Trust, Inc., a corporation that intends to operate as a REIT, and serves as a manager and a senior vice president of its advisor. Mr. Mullen is a managing director of MIRA. He is currently responsible for managing Macquarie’s responsibilities relating to the operation of our Advisor. Between July 2005 and December 2008, Mr. Mullen was responsible for real estate principal investments and advisory services for the Macquarie Real Estate Group (now part of MIRA) in North and South America. In this role, he supervised real estate acquisitions, the creation of new joint ventures and the development of new real estate fund products for the group. Mr. Mullen also has a broad background in analyzing and investing in publicly traded equity securities with the Macquarie Funds Management Group from prior positions, which have included being the head of UK Enhanced Equities from October 2001 to October 2004 and head of Australian Small Companies from October 2004 to May 2005. Mr. Mullen joined Macquarie in 1993. He has over 15 years of investment experience in both the public and private markets across the United States, United Kingdom and Australia. Mr. Mullen has a masters of commerce from the University of New South Wales, a bachelors of commerce from the University of New South Wales and has earned the right to use the Chartered Financial Analyst designation.

Corporate Governance

Board Leadership Structure

Currently none of our executive officers serve as members of our board of directors. Our five-member board of directors is comprised of a representative from each of our two sponsors and three independent directors. We believe this structure is appropriate for the Company because it allows our executive officers to focus on the management of the Company while providing for effective oversight by the board of directors, the majority of whose members are independent directors. In addition, our sponsors’ representatives on our board of directors also serve on the board of managers of our Advisor and we and our Advisor have common executive officers. We believe this results in effective management of the Company because our Advisor’s interests are generally aligned with the Company’s interests. Our overall corporate governance policies and practices and the provisions of our articles of incorporation, combined with the strength of our independent directors minimizes any potential conflicts that may result from the combining of such management roles.

Code of Ethics

We have adopted a Code of Business Conduct that is applicable to our board of directors, our executive officers, our employees and the employees of our Advisor and its affiliates. We will provide a copy of our Code of Business Conduct to any person without charge, upon written request. Requests can be sent to: Macquarie CNL Global Income Trust, Inc., 450 South Orange Avenue, Orlando, Florida 32801.

Audit Committee

We have a standing audit committee, the members of which are selected by the board of directors each year. Our three independent directors comprise the initial members of our audit committee. The board of directors has determined that Stephen J. LaMontagne meets the requirements of a financial expert and serves as the chairman of the audit committee. The biography of Mr. LaMontagne, including his relevant qualifications, is previously described in this Item 10.

The audit committee operates under a written charter adopted by the board of directors. The audit committee assists the board of directors by providing oversight responsibilities relating to:

•	the integrity of financial reporting;

•	the independence, qualifications and performance of our independent auditors;

•	the systems of internal controls;

•	the performance of our internal audit function;

•	compliance with management’s audit, accounting and financial reporting policies and procedures; and

•	compliance with legal and regulatory financial disclosure requirements.

In addition, the audit committee recommends the independent auditors for appointment by the board of directors and is responsible for the compensation and oversight of our independent auditors. In performing these functions, the audit committee meets periodically with the independent auditors and management (including private sessions) to review the results of their work.

Nominating Committee

Currently, we do not have a nominating committee. Each director is responsible for identifying and recommending qualified board candidates. To be considered for nomination as a director, an individual must have had at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we intend to acquire. Additionally, our independent directors must meet the independence qualifications described under Item 13. “Certain Relationships and Related Transactions, and Director Independence” below, and at least one of our independent directors must have at least three years of relevant real estate experience. Although we do not currently have a policy with respect to the consideration of diversity in identifying director nominees, diversity is one of many factors considered by the board with regard to each candidate. Such factors include judgment, integrity, diversity, prior experience, the interplay of the candidate’s experience with the experience of other board members, the extent to which the candidate would be desirable as a member of the audit committee, and the candidate’s willingness to devote substantial time and effort to board responsibilities. The directors will consider nominees recommended by stockholders if submitted to the board in conformity with the procedures set forth in our bylaws. Generally, a stockholder must submit certain information about the nominee to us between 120 and 150 days prior to the first anniversary of the preceding year’s annual meeting. The process for evaluating director candidates recommended by our stockholders under our bylaws will be the same as the process for evaluating candidates recommended by our directors.

Compensation Committee

Currently, the Company does not have a compensation committee because it does not have any employees and does not separately compensate its executive officers for their services as officers. At such time, if any, as the Company’s shares of common stock are listed on a national securities exchange or included for quotation on the National Market System of the Nasdaq Stock Market, the Company will form a compensation committee, the members of which will be selected by the full board each year.

Item 11.	EXECUTIVE COMPENSATION

Board of Directors Report on Compensation

The Company does not have a standing compensation committee and each director is responsible for considering and determining executive officer and director compensation.

The following report of the board of directors does not constitute “soliciting material” and should not be deemed “filed” with the SEC or incorporated by reference into any other filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference therein.

The board of directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth below in this annual report (“CD&A”). Based on the board’s review of the CD&A and the board’s discussions of the CD&A with management, the board of directors has approved the CD&A in this annual report.

The Board of Directors
James M. Seneff, Jr.
Matthew S. Banks
Douglas N. Benham
James P. Dietz
Stephen J. LaMontagne

Director Compensation

Each independent director is entitled to receive a $15,000 annual fee for services as well as $2,000 per board meeting attended, whether they participate by telephone or in person. Each director serving on the audit committee will receive $2,000 per audit committee meeting attended, whether they participate by telephone or in person. The chairman of our audit committee will receive an annual retainer of $10,000 as well as fees for meeting with the independent accountants as a representative of the audit committee. No additional compensation will be paid for attending our annual meeting. In addition, we reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The following table sets forth the total compensation paid to each independent director for the period ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas N. Benham	$33,000	$-	$-	$-	$-	$-	$33,000
James P. Dietz	33,000	-	-	-	-	-	33,000
Stephen J. LaMontagne	43,000	-	-	-	-	-	43,000

Executive Compensation

No annual or long-term compensation was paid by the Company to our executive officers for services rendered in all capacities to the Company during the period ended December 31, 2010. In addition, none of our executive officers received an annual salary or bonus from the Company during the period ended December 31, 2010. The Company has no employees and all of our executive officers also are employees and executive officers of the Advisor or its affiliates and receive compensation from the Advisor or its affiliates in part for services rendered on behalf of the Company. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees and expenses payable to our Advisor and its affiliates.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table shows, as of March 2, 2011, the number and percentage of outstanding shares of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) our directors and nominees, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)

	Number of Shares of Common Stock	Percentage of Class
James M. Seneff, Jr.(2)(3)	11,111	1.02%
Matthew S. Banks(4)	—	—
Douglas N. Benham(5)	—	—
James P. Dietz(5)	—	—
Stephen J. LaMontagne(5)	—	—
Robert A. Bourne(2)(5)	—	—
Andrew A. Hyltin (2)(5)	—	—
Steven D. Shackelford(2)(5)	—	—
Mark D. Mullen(5)(6)	—	—
Lilian Wong(4)(5)
All directors and officers as a group	11,111	1.02%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following December 31, 2010. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address for each of James M. Seneff, Jr., Robert A. Bourne, Andrew A. Hyltin and Steven D. Shackelford is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

(3)	Represents less than a 1% beneficial interest owned in our Company through the 50% beneficial interest in our Advisor that is owned by CFG V, Inc., an affiliate of CNL. Mr. Seneff indirectly owns 100% of CNL and CFG V, Inc. Mr. Seneff and MIRA Inc. each beneficially own 50% of our Advisor and share equal control over our Advisor through their control of their respective affiliates. Does not include the less than a 1% beneficial interest held in our Company through our Advisor that is controlled by Macquarie Real Estate Advisory Services LLC.

(4)	The address for Matthew S. Banks and Lilian Wong is No. 1 Martin Place, Sydney NSW 2000, Australia.

(5)	The amount is less than 1%.

(6)	The address for Mr. Mullen is 1 N. Wacker Drive, Suite 900, Chicago, Illinois 60606.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All of our executive officers are executive officers or on the board of managers of our Advisor, a joint venture formed between affiliates of CNL and MIRA. Messrs. Seneff and Bourne serve as executive officers and/or directors of CNL and, Mr. Seneff and his wife beneficially own shares of CNL. In addition, Messrs. Seneff and Bourne are executive officers of CNL Securities Corp., the managing dealer of our Offering and a wholly owned subsidiary of CNL. Administration of our day-to-day operations is provided by our Advisor, pursuant to the terms of an advisory agreement. Our Advisor also serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders such other services as our board of directors deems appropriate. Our Advisor also bears the expense of providing the executive personnel and office space to us. Our Advisor is at all times subject to the supervision of our board of directors and has only such functions and authority as we may delegate to it as our agent. Our Advisor and its affiliates are entitled to receive fees and compensation in connection with offerings and permanent financings that we obtain, and the acquisition, management and sale of our assets.

For services in connection with the sale of our shares, CNL Securities Corp. receives fees based on the amounts raised from our offerings, including: (i) commissions of 7.0%, and (ii) a marketing support fee up to 3.0%. All or any portion of these fees may be re-allowed to participating brokers.

In addition, our Advisor receives investment services fees equal to 1.85% of the purchase price of properties or the amount invested in the case of other assets for services rendered in connection with the selection, evaluation, structure and purchase of assets. No investment services fee is paid in connection with the purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of each payment such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased.

Under our advisory agreement with our Advisor, our Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the agreement) of our properties, including our proportionate share of those properties owned in joint ventures, and of the outstanding principal amount of any loans made, and an amount equal to 0.1042% of the book value of securities owned, as of the end of the preceding month.

Our Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

We will pay our Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if our Advisor, its affiliates or related parties provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets (including a sale of all of our assets or the sale of us or a portion thereof). We will not pay our Advisor a disposition fee in connection with the sale of securities that are investments; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of such payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are being sold. Any disposition fee paid to an affiliate or related party of the Advisor in connection with the sale of securities will be included in our total operating expenses for purposes of calculating conformance with the 2%/25% guidelines, as defined in the advisory agreement.

Under the advisory agreement and our articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a Listing (which would also include the receipt by our stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of our common stock as a result of a merger, share acquisition or similar transaction. However, once a Listing occurs, the Advisor will not be entitled to receive an incentive fee on sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and our articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by our Advisor for good reason (as defined in the advisory agreement) or by us other than for cause (as defined in the advisory agreement), a Listing or sale of assets after such termination or non-renewal will entitle our Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, our Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of our board of directors, including a majority of our independent directors.

Our Advisor and its affiliates provide various administrative services to us, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with offerings).

We reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters, commencing with the fourth full quarter following the effective date of our Offering, exceed the greater of 2% of average invested assets or 25% of net income. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Offering expenses paid by us, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Company are limited to 15% of the proceeds raised in connection with the Offering.

We will pay our property manager, an affiliate of our Advisor, property management fees in an amount of up to 4.5% of the gross revenues for management of our properties. This fee may be increased, subject to the approval of a majority of our independent directors, for certain properties, such as in connection with higher market fees payable with respect to properties located outside of the United States. In addition, we will pay the property manager leasing fees for leasing services it provides equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. We will also pay our property manager a project management fee equal to 5% of the total hard and soft costs for managing tenant and capital improvements. Our property manager will be reimbursed for the costs and expenses incurred on our behalf to the extent included in an annual business plan for a property, or as we may otherwise agree.

We will pay CNL Capital Markets Corp., an affiliate of CNL, an initial setup fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to us pursuant to a services agreement entered into between us and CNL Capital Markets Corp.

Policies Regarding Review, Approval or Ratification of Transactions with Related Persons

Transactions with related persons, as defined by Item 404 of the SEC’s Regulation S-K, are transactions in which the Company was or is a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than five percent of the Company’s voting securities, immediate family members or any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has a ten percent or greater beneficial ownership interest.

The Company has written formal policies and procedures for the review, approval or ratification of transactions with related persons. In addition, in order to reduce or eliminate certain potential conflicts of interest, our articles of incorporation contain a number of restrictions relating to transactions between us and our Advisor or its affiliates or related parties. These restrictions include the following:

•

We may purchase or lease an asset or assets from our sponsors, our Advisor, a director, or any affiliate thereof only upon a finding by a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to such sponsor, Advisor, director or affiliate, or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event shall the purchase price of any property to us exceed its current appraised value as determined by an independent third party appraiser.

•

Our Advisor, sponsors, a director or an affiliate thereof may purchase or lease assets from us if a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us.

•	We may not make or invest in a loan secured by a mortgage on real property which is subordinate to the lien or other indebtedness of our Advisor, any director, the sponsors or an affiliate.

•

With respect to shares owned by our Advisor, our directors or any affiliate thereof, none of our Advisor, our directors or any of their affiliates may vote or consent on matters submitted to our stockholders regarding the removal of our Advisor, directors or any of their affiliates or any transaction between us and any of them. In determining the requisite percentage in interest of shares necessary to approve a matter on which our Advisor, directors and any affiliates may not vote or consent, any shares owned by any of them will not be included.

•

We will not make loans to a sponsor, our Advisor, our directors or any affiliate thereof except mortgage loans subject to restrictions governing loans contained in our articles of incorporation or loans to our subsidiaries.

•

We may not borrow money from our sponsors, Advisor, directors and any affiliate thereof, unless such borrowing is approved by a majority of our directors (including a majority of independent directors) not otherwise interested in such transaction as fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.

•

Any agreement between us, a sponsor, our Advisor, a director or any affiliate thereof, the approval of which is not otherwise addressed in our articles of incorporation, other than the conversion or redemption of units of our operating partnership, may be effected only if a majority of our directors (including a majority of independent directors) approve such agreement as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Although we have different investment objectives than CNL Macquarie Global Growth Trust, Inc., a pending real estate investment trust sponsored by the sponsors of the Company, an investment opportunity may be suitable for both us and CNL Macquarie Global Growth Trust, Inc. Our board of directors and our Advisor have agreed that, in the event an investment opportunity is presented to both our Advisor’s investment committee and the investment committee of the Advisor for CNL Macquarie Global Growth Trust, Inc. and it is determined that the opportunity may be suitable for both us and CNL Macquarie Global Growth Trust, Inc., and for which both entities have sufficient uninvested funds, the investment opportunity will be offered to the entities on an alternating basis as follows:

•	The first investment opportunity that meets these criteria will be first offered to CNL Macquarie Global Growth Trust, Inc.;

•

The second opportunity that meets this criteria will be first offered to us (whether or not CNL Macquarie Global Growth Trust, Inc. passed on the first investment opportunity, and whether or not we accepted an investment in the first investment opportunity); and

•

Thereafter, each offer of any investment opportunities will alternate on the foregoing basis. It shall be the duty of the board of directors, including the independent directors, to ensure that these policies are applied fairly to us.

This policy will continue in effect until such time as each of CNL LLC and MIRA Inc. no longer owns or controls our Advisor and the advisor of CNL Macquarie Global Growth Trust, Inc.

Certain public or private entities affiliated with CNL are bound by conflict resolution procedures that may impact the investments that are available to us. In particular, certain of these public and private CNL affiliated entities, some of which invest in assets similar to those in which we may invest, require that if an investment opportunity becomes available which is suitable for such CNL affiliated entities, then the entity which has had the longest period of time elapse since it was offered an investment opportunity will first be offered the investment opportunity. For purposes of this conflict resolution procedure for these other entities, an investment opportunity will be considered “offered” when the opportunity is presented to the applicable board of directors for its consideration. In addition to various other factors, the determination as to whether or not an investment opportunity is suitable for more than one program will be determined based on the effect of the acquisition both on diversification of each program’s investments by types of properties and geographic area, and on diversification of the tenants of the properties, the anticipated cash flow of each program, the size of the investment, the amount of funds available to each program, and the length of time such funds have been available for investment. A subsequent development regarding the investment opportunity, such as a delay in the closing of a property or a delay in the construction of a property, may cause any such investment to be more appropriate for an entity other than the entity which committed to make the investment. Although we are not bound by these conflict resolution procedures, we may be restricted by such procedures.

Independent Directors

Under our articles of incorporation, a majority of our board of directors and also a majority of any committee of the board of directors must consist of independent directors, except for a period of 90 days after the death, removal or resignation of an independent director. The independent directors will appoint replacements for vacancies in the independent director positions. An independent director may not, directly or indirectly (including through a member of his immediately family), be associated with us, our Advisor or any of our affiliates within the last two years before becoming a director and at such time an independent director may not own any interest in, be employed by, have any material business or professional relationship with, serve as an officer or director of our Advisor or its affiliates, serve as a director of more than three REITs advised by our Advisor or its affiliates, or perform services (other than as an independent director) for us. Our independent directors are Douglas N. Benham, James P. Dietz and Stephen J. LaMontagne.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PWC”) for the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$129,251	$87,250
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$129,251	$87,250

Audit Fees – Consists of professional services rendered in connection with the annual audit of the Company’s consolidated financial statements on Form 10-K and quarterly reviews of the Company’s interim financial statements on Form 10-Q. Audit fees also include fees for services performed by PWC that are closely related to the audit and in many cases could only be provided by the Company’s independent auditors. Such services include the issuance of comfort letters and consents related to the Company’s registration statements and capital raising activities, assistance with and review of other documents filed with the SEC and accounting advice on completed transactions.

Audit-Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations. There were no professional services rendered by PWC that would be classified as audit-related fees during the years ended December 31, 2010 and 2009.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions. There were no professional services rendered by PWC that would be classified as tax fees during the years ended December 31, 2010 and 2009.

All Other Fees – There were no professional services rendered by PWC that would be classified as other fees during the years ended December 31, 2010 and 2009.

Pre-Approval of Audit and Non-Audit Services

Under our audit committee’s charter, as adopted by the audit committee on September 30, 2009, the annual audit services, as well as all audit-related services (assurance and related services that are reasonably related to the performance of the auditor’s review of the financial statements or that are traditionally performed by the independent auditor), requires the specific pre-approval of the audit committee. Additionally, all tax and non-audit services performed by our independent auditor require the pre-approval of the audit committee or its chairman.

The fee amounts for all services to be provided by the independent auditor are established annually by the audit committee, and any proposed service fees exceeding approved levels will require specific pre-approval by the audit committee. Requests to provide services that require specific approval by the audit committee are submitted to the audit committee by the independent auditor, the chief financial officer and the chief executive officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

1.	The consolidated financial statements of the Company are set forth in this report in Item 8.

2.	Financial Statement Schedules - None

(b)	Exhibits - Reference is made to the Exhibit Index beginning on page 72 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2011.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. SENEFF, JR.	Chairman of the Board	March 7, 2011
James M. Seneff, Jr.

/s/ MATTHEW S. BANKS	Director	March 7, 2011
Matthew S. Banks

/s/ DOUGLAS N. BENHAM	Independent Director	March 7, 2011
Douglas N. Benham

/s/ JAMES P. DIETZ	Independent Director	March 7, 2011
James P. Dietz

/s/ STEPHEN J. LAMONTAGNE	Independent Director	March 7, 2011
Stephen J. LaMontagne

/s/ ROBERT A. BOURNE	Chief Executive Officer (Principal Executive Officer)	March 7, 2011
Robert A. Bourne

/s/ STEVEN D. SHACKELFORD	Executive Vice President and	March 7, 2011
Steven D. Shackelford	Chief Financial Officer (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 333-158478) filed August 13, 2010, and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed February 25, 2010, and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix D to the Sticker Supplement to Prospectus dated April 23, 2010 (File No. 333-158478) filed October 8, 2010, and incorporated herein by reference.)

4.2	Form of Distribution Reinvestment Plan (Previously filed as Appendix E to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-158478) filed April 2, 2010, and incorporated herein by reference.)

4.3	Form of Redemption Plan (Previously filed as Appendix G to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-158478) filed April 2, 2010, and incorporated herein by reference.)

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment Two to the Registration Statement on Form S-11 (File No. 333-158478) filed November 12, 2009, and incorporated herein by reference.)

10.1	Second Amended and Restated Limited Partnership Agreement of Macquarie CNL Income, LP (Previously filed as Exhibit 10.1 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed February 25, 2010, and incorporated herein by reference.)

10.2	Amended and Restated Escrow Agreement (Previously filed as Exhibit 10.2 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-158478) filed April 2, 2010, and incorporated herein by reference.)

10.3	Second Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 333-158478) filed August 13, 2010, and incorporated herein by reference.)

10.4	Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-158478) filed August 13, 2010, and incorporated herein by reference.)

10.5	Amended and Restated Service Agreement (Previously filed as Exhibit 10.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed February 25, 2010, and incorporated herein by reference.)

10.6	Indemnification Agreement between Macquarie CNL Global Income Trust, Inc. and James M. Seneff, Jr. dated December 21, 2009. Each of the following directors and/or officers have entered into a substantially similar agreement: Matthew S. Banks, Robert A. Bourne, Curtis B. McWilliams, Steven D. Shackelford, Kimberly J. Ledford, Mark D. Mullen, Douglas N. Benham, James P. Dietz, and Stephen J. LaMontagne, each dated December 21, 2009; Andrew A. Hyltin dated March 2, 2011 and effective as of November 1, 2010; and Lilian Wong dated March 2, 2011. (Filed herewith.)

21.1	Subsidiaries of the Registrant (Previously filed as Exhibit 21.1 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed February 25, 2010, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)