Form 10-Q
period 2011-03-31
Macquarie CNL Global Income Trust, Inc.
filed 2011-05-16
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No   ☒

The number of shares of common stock of the registrant outstanding as of May 9, 2011 was 1,439,924.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

2

Item 1.	Financial Statements

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$9,358,064	$7,132,675
Receivables	–	21,937
Prepaid expenses	23,704	44,810
Loan costs, net	357,092	12,248
Deposit on real estate	50,000	–

Total assets	$9,788,860	$7,211,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$155,439	$23,897
Due to related parties	641,126	1,000,191
Distributions payable	63,395	40,732

Total liabilities	859,960	1,064,820

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	–	–
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 1,218,364 shares and 840,367 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	12,183	8,403
Capital in excess of par value	10,362,681	7,150,777
Accumulated distributions	(247,579)	(83,379)
Accumulated deficit	(1,198,385)	(928,951)

Total stockholders’ equity	8,928,900	6,146,850

Total liabilities and stockholders’ equity	$9,788,860	$7,211,670

See accompanying notes to condensed consolidated financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

Three months ended March 31, 2011
Expenses:
General, operating and administrative	$261,634

Total expenses	261,634

Interest expense and loan cost amortization	(7,800)

Net loss	$(269,434)

Net loss per share of common stock (basic and diluted)	$(0.26)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,024,498

See accompanying notes to condensed consolidated financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Number of Shares	Par Value

Balance at December 31, 2009	22,222	$222	$199,778	$–	$–	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	818,145	8,181	8,119,402	–	–	8,127,583
Stock issuance and offering costs	–	–	(1,168,403)	–	–	(1,168,403)
Net loss	–	–	–	–	(928,951)	(928,951)	$(928,951)
Distributions, declared ($0.0017808 per share per day)	–	–	–	(83,379)	–	(83,379)

Total comprehensive loss							$(928,951)

Balance at December 31, 2010	840,367	8,403	7,150,777	(83,379)	(928,951)	6,146,850
Subscriptions received for common stock through public offering and reinvestment plan	377,997	3,780	3,774,293	–	–	3,778,073
Stock issuance and offering costs	–	–	(562,389)	–	–	(562,389)
Net loss	–	–	–	–	(269,434)	(269,434)	(269,434)
Distributions, declared ($0.0017808 per share per day)	–	–	–	(164,200)	–	(164,200)

Total comprehensive loss							$(269,434)

Balance at March 31, 2011	1,218,364	$12,183	$10,362,681	$(247,579)	$(1,198,385)	$8,928,900

See accompanying notes to condensed consolidated financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net loss	$(269,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of loan costs	3,911
Changes in operating assets and liabilities:
Prepaid expenses	21,106
Accounts payable and accrued expenses	5,772
Due to related parties	(302,759)

Net cash used in operating activities	(541,404)

Cash Flows from Investing Activities:
Deposit on real estate	(50,000)

Net cash used in investing activities	(50,000)

Cash Flows from Financing Activities:
Subscriptions received for common stock through public offering and reinvestment plan	3,800,010
Payment of stock issuance and offering costs	(618,695)
Distributions to stockholders	(141,537)
Payment of loan costs	(222,985)

Net cash provided by financing activities	2,816,793

Net Increase in Cash and Cash Equivalents	2,225,389

Cash and Cash Equivalents at December 31, 2010	7,132,675

Cash and Cash Equivalents at March 31, 2011	$9,358,064

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Loan costs incurred but unpaid	$138,018

Stock issuance and offering costs incurred but unpaid	$43,903

Distributions declared but unpaid	$63,395

See accompanying notes to condensed consolidated financial statements.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

1.	Business and Organization

Macquarie CNL Global Income Trust, Inc. was organized in Maryland on March 4, 2009. The term “Company” includes, unless the context otherwise requires, Macquarie CNL Global Income Trust, Inc., Macquarie CNL Income, LP, and Macquarie CNL Income GP, LLC. The Company operates, and is making an election to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.

The Company’s advisor is Macquarie CNL Global Income Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture owned 50% by an affiliate of CNL Financial Group, LLC (“CNL LLC”), and 50% by an affiliate of Macquarie Infrastructure and Real Assets Inc. (“MIRA Inc.”), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement. The Advisor has entered into sub-advisory agreements with each of CNL Global Income Advisors, LLC, an affiliate of CNL LLC, and Macquarie Global Income Advisors LLC, an affiliate of MIRA Inc., to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement.

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On October 6, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on October 8, 2010, subscription proceeds of approximately $2.4 million were released from escrow and the Company commenced operations. Prior to October 8, 2010, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the three months ended March 31, 2010.

As of March 31, 2011, the Company had received aggregate offering proceeds of approximately $11.9 million and did not own any real estate assets.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2011 may not be indicative of the results expected for the year ending December 31, 2011. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2010 included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany balances have been eliminated in consolidation.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Use of Estimates - Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Concentration of Credit Risk - As of March 31, 2011, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institution that holds the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Reclassifications - Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation.

3.	Stock Issuance and Offering Costs

As of March 31, 2011, the Company had raised approximately $11.9 million (1,196,142 shares) in proceeds through its Offering. The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. Costs incurred for activities prior to raising capital have been advanced or funded by the Company’s Advisor. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs paid by the Company may not exceed 15% of the aggregate gross offering proceeds. As of March 31, 2011, the total amount of stock issuance and offering costs incurred by the Company was approximately $1.7 million. (See Note 5, “Related Party Arrangements” for further discussion of amounts payable to related parties.)

4.	Credit Facility

On March 24, 2011, the Company entered into a credit agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (the “Lender”). The Credit Facility provides a revolving line of credit to the Company and future wholly owned subsidiaries of the Company that are formed to acquire properties, in an initial amount of up to $35 million. The Company may request a one-time increase in the facility amount up to a total facility of $50 million prior to September 24, 2012, subject to no default having occurred or continuing at the time of the increase. The Credit Facility has a two-year term, with an option by the Company to extend for one 12-month period, subject to the payment of an extension fee and certain other conditions.

The proceeds of the Credit Facility will be made available, subject to various conditions, to fund corporate working capital needs, the acquisition of stabilized income producing commercial real properties and, subject to certain limitations, the acquisition of real estate related equity securities and real estate-related debt instruments. Draws on the Credit Facility for real property acquisitions will be collateralized by a first mortgage or deed of trust, as applicable, on the real property, a perfected first priority security interest in personal property relating to the real estate, and a pledge by the Company of its equity interest in the entity acquiring the property. The Lender will be provided with a perfected first priority security interest in any equity securities acquired with draws under the Credit Facility.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

4.	Credit Facility (continued)

The Credit Facility has a variable interest rate generally equal to LIBOR plus 275 or 325 basis points, or the Lender’s prime rate plus 25 or 75 basis points, depending on certain factors, including the extent of borrowings under the Credit Facility to the defined secured asset values as well as debt service coverage and debt yield ratios for assets subject to the Credit Facility. Payments on draws on the Credit Facility are interest only, with all outstanding principal and accrued and unpaid interest due on March 24, 2013, subject to the 12-month extension at the Company’s option, as discussed above. The Company is also required to pay an annual fee ranging from 37.5 to 50 basis points on the unused portion of the Credit Facility.

The Credit Facility contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the Credit Facility. The Credit Facility also contains customary events of default and remedies for the Lender. The aggregate loan or any individual draw made under the Credit Facility may be prepaid, subject to a minimal prepayment fee. In connection with the Credit Facility the Company incurred $361,003 in origination fees and other loan costs. These costs have been capitalized and are being amortized as interest expense over the initial term of the Credit Facility.

As of March 31, 2011, the Company had not drawn any amounts under the Credit Facility.

5.	Related Party Arrangements

All of the Company’s executive officers are executive officers or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL Financial Group, Inc. (“CNL”).

CNL Securities Corp., the managing dealer of the Offering, receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be re-allowed to participating broker dealers. For the three months ended March 31, 2011, the Company incurred the following fees in connection with its Offering:

Selling commissions	$262,331
Marketing support fees	112,428

$374,759

The Company also pays CNL Capital Markets Corp., an affiliate of CNL, an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to the Company pursuant to a services agreement entered into between the Company and CNL Capital Markets Corp. During the three months ended March 31, 2011, the Company incurred $1,610 in such fees.

The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organization, Offering, acquisitions and operating activities.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

5.	Related Party Arrangements (continued)

The following table presents amounts incurred by the Company in fees and reimbursable expenses due to the Advisor and its affiliates for the three months ended March 31, 2011. Because the Company did not own any real estate assets during the three months ended March 31, 2011, no investment management or asset management fees were incurred.

Reimbursable expenses:
Offering costs	$187,630
Acquisition costs	5,060
Operating expenses	157,097

$349,787

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	March 31,	December 31,
	2011	2010
Due to the Advisor and its affiliates:
Reimbursable offering costs	$14,634	$33,403
Reimbursable operating expenses	597,223	899,982

	611,857	933,385

Due to Managing Dealer:
Selling commissions	20,488	46,764
Marketing support fees	8,781	20,042

	29,269	66,806

	$641,126	$1,000,191

To the extent that operating expenses (as defined in the advisory agreement) payable or reimbursable by the Company, in any four consecutive fiscal quarters commencing with April 1, 2011 (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement), the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Organizational and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 3, “Stock Issuance and Offering Costs.” The Advisor has incurred an additional $5.3 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% expense limitation) as of March 31, 2011. These costs will be deducted from future offering proceeds to the extent within the 15% limitation.

6.	Distributions

On May 25, 2010, the Company’s board of directors authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) payable to all common stockholders of record as of the close of business on each day until terminated or amended by the Company’s board of directors.

MACQUARIE CNL GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

6.	Distributions (continued)

During the three months ended March 31, 2011, cash distributions totaling $164,200 were declared payable to stockholders, including $63,395 declared but unpaid as of March 31, 2011, which were paid on April 15, 2011. For the three months ended March 31, 2011, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes. As the Company had no distributable earnings or funds from operations (“FFO”), the distributions were made from capital proceeds.

7.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

8.	Subsequent Events and Contingencies

In March 2011, the Company funded a deposit of $50,000 and accepted the assignment of a purchase and sale agreement in connection with the potential acquisition of a light industrial building located in the Austin, Texas area for a purchase price of approximately $4.5 million. On May 13, 2011, the deposit became non-refundable upon the expiration of the due diligence period. The closing is subject to certain contingencies and assuming all contingencies are satisfied, the Company expects that the closing of the acquisition will occur in the second quarter of 2011.

In addition, in April 2011, the Company entered into a purchase and sale agreement in connection with the potential acquisition of two office buildings in the Forth Worth, Texas area for a total purchase price of approximately $49.7 million. In connection therewith, the Company funded a deposit of $250,000. As of May 9, 2011, the Company was conducting its due diligence investigation on these potential transactions. The deposits funded by the Company will be returned to the Company if it terminates the related purchase agreement during the due diligence period or will become non-refundable if it does not terminate such purchase agreement before the end of the due diligence period. In addition to termination rights, the transactions are subject to various standard closing conditions for real properties.

During the period April 1, 2011 through May 9, 2011, the Company received additional subscription proceeds of approximately $2.2 million (219,841 shares). As of May 9, 2011, the aggregate subscription proceeds totaled approximately $14.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011. Amounts as of December 31, 2010, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2010.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the unfavorable current global economic environment, conditions affecting the CNL brand name and/or the Macquarie brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.

GENERAL

We were organized pursuant to the laws of the State of Maryland on March 4, 2009. We intend to invest in and operate income-oriented commercial real estate and real estate-related assets on a global basis. These investments may also include the investment in, and origination of, real estate-related investments such as mortgage, mezzanine, bridge, and other loans, debt securities such as CMBS and those issued by other real estate companies, equity securities of real estate companies, as well as other real estate-related investments. We may invest in a range of real estate sectors including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. We anticipate that up to 60% of our assets may be located outside the United States. However, the percentage of domestic acquisitions compared to acquisitions made outside of the United States may be weighted differently at any point in time, depending on the global market conditions and opportunities.

We have retained Macquarie CNL Global Income Advisors, LLC (the “Advisor”) as our advisor to provide management, acquisition, advisory and administrative services. The current advisory agreement continues until April 7, 2012, and thereafter may be extended annually upon mutual consent of the parties. Our Advisor is currently evaluating various investment opportunities on our behalf, however, as of March 31, 2011, we had not acquired nor entered into any binding commitment to acquire real estate assets.

In order to obtain the benefits of a REIT, we must file an election with our U.S. federal income tax return for the first taxable year in which REIT status is desired. We currently operate and are making an election to be taxed as a REIT for federal income tax purposes commencing with our filing of the tax return for the taxable year ended December 31, 2010. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income (loss) and cash flows. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we may conduct business. In addition, we intend to continue to be organized and to operate so as to qualify and remain qualified as a REIT for federal income tax purposes.

Economic and Market Trends

Beginning in 2008, the global and U.S. economy experienced a significant decline which is still in a period of recovery. The decline was broadly felt and centered on the over leveraging of real estate. While the impacts are different between geographic areas, in the United States one of the significant impacts is deep and persistent unemployment. While certain economic data reflect signs of improvement, albeit extremely modest, concerns over inflation have emerged around the globe fueled by increasing oil and other commodity prices. We continue to monitor economic events, capital markets and the stability of the global financial environment to minimize the impact on our business. We remain optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are limited or unavailable. However, we are seeing capital flowing to some commercial real estate sectors in the market which has resulted in some appreciation in values.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demands for funds will be for real estate and real estate-related acquisitions and the payment of offering and operating expenses, distributions and debt service on any outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from net offering proceeds and financings.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. There will be a delay between the sale of our shares and the purchase of properties or other investments, which could impact the amount of cash available for distributions. Therefore, we may determine to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our public offering, and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

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

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, securitization of mortgages and other notes receivable and undistributed funds from operations (“FFO”). If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Our Advisor is currently evaluating various investment opportunities on our behalf; however, as of March 31, 2011, we had not yet acquired any real estate assets. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment. If the number of shares sold is substantially less than the maximum amount of the Offering, we will likely make only a limited number of investments and will not achieve a significant diversification of our investments.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is the proceeds of our Offering. On April 23, 2010, we commenced our Offering of up to $1.5 billion of shares of common stock. As of March 31, 2011, we had received aggregate proceeds of approximately $11.9 million from our Offering. During the period April 1, 2011 through May 9, 2011, we received additional proceeds of approximately $2.2 million from our Offering.

Credit Facility

On March 24, 2011, we entered into a credit agreement (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (the “Lender”). The Credit Facility provides a revolving line of credit to acquire properties in an initial amount of up to $35 million. We may request a one-time increase in the facility amount up to a total facility of $50 million prior to September 24, 2012, subject to no default having occurred or continuing at the time of the increase. The Credit Facility has a two-year term, with an option by us to extend for one 12-month period, subject to the payment of an extension fee and certain other conditions.

The proceeds of the Credit Facility will be made available, subject to various conditions, to fund corporate working capital needs, the acquisition of stabilized income producing commercial real properties and, subject to certain limitations, the acquisition of real estate-related equity securities and real estate-related debt instruments. Draws on the Credit Facility for real property acquisitions will be collateralized by a first mortgage or deed of trust, as applicable, on the real property, a perfected first priority security interest in personal property relating to the real estate, and a pledge of our equity interest in the entity acquiring the property. The Lender will be provided with a perfected first priority security interest in any equity securities acquired with draws under the Credit Facility. The Credit Facility has a variable interest rate generally equal to LIBOR plus 275 or 325 basis points, or the Lender’s prime rate plus 25 or 75 basis points, depending on certain factors. Payments on draws on the Credit Facility are interest only, with all outstanding principal and accrued and unpaid interest due on March 24, 2013, subject to the 12-month extension at our option, as discussed above. We are also required to pay an annual fee ranging from 37.5 to 50 basis points on the unused portion of the Credit Facility.

The Credit Facility contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the Credit Facility. The Credit Facility also contains customary events of default and remedies for the Lender. The aggregate loan or any individual draw made under the Credit Facility may be prepaid, subject to a minimal prepayment fee. In connection with the Credit Facility we incurred $361,003 in origination fees and other loan costs. These costs have been capitalized and are being amortized as interest expense over the initial term of the Credit Facility.

As of March 31, 2011, we had not drawn any amounts under the Credit Facility.

Uses of Liquidity and Capital Resources

Acquisitions

We anticipate we will use the majority of the cash and cash equivalents on hand as of March 31, 2011, to invest in permitted real estate assets. In March 2011, we funded a deposit of $50,000 and accepted the assignment of a purchase and sale agreement in connection with the potential acquisition of a light industrial building located in the Austin, Texas area for a purchase price of approximately $4.5 million. On May 13, 2011, the deposit became non-refundable upon the expiration of the due diligence period. The closing is subject to certain contingencies and assuming all contingencies are satisfied, we expect that the closing of the acquisition will occur in the second quarter of 2011.

In addition, in April 2011, we entered into a purchase and sale agreement in connection with the potential acquisition of two office buildings in the Fort Worth, Texas area for a total purchase price of approximately $49.7 million. In connection therewith, we funded a deposit of $250,000. We are currently conducting our due diligence investigation of these transactions. Any earnest money we have funded for a property will be returned to us if we terminate the purchase agreement during the due diligence period or will become non-refundable if we do not terminate the purchase agreement before the end of the due diligence period. In addition to the termination rights described above, the transactions are subject to various standard closing conditions for real properties. The terms of the purchase agreements are not contingent upon obtaining new debt financing; however, failure to obtain new debt financing would significantly limit our ability to complete the transactions. In addition, in order to close on the properties, we must have final approval of the investment committee and our board of directors.

There can be no assurance that any or all of the conditions described above for the three properties will be satisfied and that any or all of these transactions will ultimately be completed or that new debt financing will be obtained, or if obtained, will be on favorable terms.

Stock Issuance and Offering Costs

We have incurred and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been advanced or funded by our Advisor.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold, excluding shares sold pursuant to our distribution reinvestment plan, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by us may not exceed 15% of the aggregate gross offering proceeds.

As of March 31, 2011, we have paid or accrued approximately $1.1 million in selling commissions and marketing support fees and approximately $0.6 million of other organizational and offering costs, representing our maximum liability as of such date for selling commissions, marketing support fees and other organizational and offering costs. An additional $5.3 million of costs incurred in connection with the Offering (exceeding the 15% expense limitation) have been paid or incurred by our Advisor on our behalf as of March 31, 2011. These costs will be deducted from future offering proceeds to the extent within the 15% limitation.

Operating Expenses

During the three months ended March 31, 2011, we paid or accrued approximately $0.3 million of operating expenses. For additional discussion, see “Results of Operations” below.

Distributions

We did not have distributable earnings in 2010 or the three months ended March 31, 2011. On May 25, 2010, our board of directors authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) payable to all common stockholders of record as of the close of business on each day until terminated or amended by the board of directors.

During the three months ended March 31, 2011, we declared cash distributions totaling $164,200, including $63,395 declared but unpaid as of March 31, 2011, which were distributed on April 15, 2011. For the three months ended March 31, 2011, 100% of the distributions paid to stockholders were made from capital proceeds and were considered a return of capital for federal income tax purposes.

RESULTS OF OPERATIONS

From the time of our formation on March 4, 2009 through October 7, 2010, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on October 8, 2010, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.

Since we had not yet completed a property acquisition or made any other permitted investments as of March 31, 2011, our operating results for the three months then ended include general, operating and administrative expenses of approximately $0.3 million and interest expense and loan cost amortization of $7,800. The general, operating and administrative expenses consist primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. The interest expense and loan cost amortization relate to our Credit Facility.

Beginning with the Expense Year April 1, 2011 through March 31, 2012, to the extent that operating expenses (as defined in the advisory agreement with the Advisor) payable or reimbursable by us, in any consecutive four quarters (an “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement with our Advisor), our Advisor may be required to reimburse us such excess, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

The results of operations for the three months ended March 31, 2011, are not necessarily indicative of future performance due to having not yet completed our first acquisition or other permitted investment.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.

FUNDS FROM OPERATIONS

FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We intend to use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance.

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

Accordingly, we believe that in order to facilitate a clear understanding of our operating performance between periods and as compared to other equity REITs, FFO should be considered in conjunction with our net income (loss) and cash flows as reported in the accompanying consolidated financial statements and notes thereto. FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income (loss)), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies.

During the three months ended March 31, 2011, there were no reconciling items between our net loss and FFO. FFO for the three months ended March 31, 2011 was $(269,434) and $(0.26) per share (basic and diluted).

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2011.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of March 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2010 for a summary of our other Critical Accounting Policies and Estimates.

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

Item 4.	Controls and Procedures

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion of shares of common stock, was declared effective by the SEC, and the Offering commenced and is ongoing.

As of March 31, 2011, we had sold approximately $11.9 million (1,196,142 shares) in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering. Through March 31, 2011, the following costs have been recorded in connection with the issuance of the registered securities:

Selling commissions	$784,918
Marketing support fee	352,962
Other offering costs and expenses	592,912

Total stock issuance and offering costs*	$1,730,792

* The selling commissions and marketing support fee are paid to CNL Securities Corp., our managing dealer, and a substantial portion of such amounts have been or are expected to be reallowed to participating broker-dealers. The total amount of selling commissions, marketing support fees and other organizational and offering expenses are subject to an expense limitation and may not exceed 15% of the gross offering proceeds. An additional $5.3 million of costs incurred in connection with the Offering (exceeding the 15% expense limitation) has been paid or incurred by our Advisor on our behalf as of March 31, 2011. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

The net offering proceeds available to us from the Offering, after deducting the total expenses described above, were approximately $10.2 million as of March 31, 2011.

We intend to pay offering expenses, acquire properties, and make other permitted investments with the proceeds from the Offering. In addition, until such time as we have operating cash flows from our assets, we will also pay operating expenses from our net offering proceeds.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	(Removed and Reserved)

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of May, 2011.

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