Form 10-Q
period 2011-06-30
Global Income Trust, Inc.
filed 2011-08-15
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 9, 2011 was 1,938,908.

GLOBAL INCOME TRUST, INC.

Item 1.	Financial Statements

GLOBAL INCOME TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS

Real estate investment properties, net	$16,972,400	$—
Intangibles, net	6,271,150	—
Cash and cash equivalents	3,333,131	7,132,675
Deposits on real estate	750,000	—
Loan costs, net	655,044	12,248
Restricted cash	507,210	—
Prepaid expenses	156,535	44,810
Receivables	—	21,937

Total assets	$28,645,470	$7,211,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage note payable	$12,400,000	$—
Credit facility	2,825,405	—
Due to related parties	733,070	1,000,191
Accounts payable and accrued expenses	285,062	23,897
Unearned rent	264,231	—
Real estate taxes payable	200,531	—
Distributions payable	87,318	40,732

Total liabilities	16,795,617	1,064,820

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 1,721,174 shares and 840,367 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	17,211	8,403
Capital in excess of par value	14,629,777	7,150,777
Accumulated distributions	(484,931)	(83,379)
Accumulated deficit	(2,312,204)	(928,951)

Total stockholders’ equity	11,849,853	6,146,850

Total liabilities and stockholders’ equity	$28,645,470	$7,211,670

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended June 30, 2011	Six months ended June 30, 2011

Revenues:
Rental income from operating leases	$48,655	$48,655

Total revenues	48,655	48,655

Expenses:
Property operating expenses	6,266	6,266
General, operating and administrative	326,465	588,099
Acquisition fees and costs	670,599	670,599
Depreciation and amortization	55,250	55,250

Total expenses	1,058,580	1,320,214

Operating loss	(1,009,925)	(1,271,559)

Other income (expense):
Interest and other income	30	30
Interest expense and loan cost amortization	(103,924)	(111,724)

Total other income (expense)	(103,894)	(111,694)

Net loss	$(1,113,819)	$(1,383,253)

Net loss per share of common stock (basic and diluted)	$(0.76)	$(1.11)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,464,656	1,245,793

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS

For the Six Months Ended June 30, 2011 and Year Ended December 31, 2010

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Number of Shares	Par Value

Balance at December 31, 2009	22,222	$222	$199,778	$—	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	818,145	8,181	8,119,402	—	—	8,127,583
Stock issuance and offering costs	—	—	(1,168,403)	—	—	(1,168,403)
Net loss	—	—	—	—	(928,951)	(928,951)	$(928,951)
Distributions declared ($0.0017808 per share per day)	—	—	—	(83,379)	—	(83,379)

Total comprehensive loss							$(928,951)

Balance at December 31, 2010	840,367	$8,403	$7,150,777	$(83,379)	$(928,951)	$6,146,850
Subscriptions received for common stock through public offering and reinvestment plan	880,807	8,808	8,792,022	—	—	8,800,830
Stock issuance and offering costs	—	—	(1,313,022)	—	—	(1,313,022)
Net loss	—	—	—	—	(1,383,253)	(1,383,253)	$(1,383,253)
Distributions declared ($0.0017808 per share per day)	—	—	—	(401,552)	—	(401,552)

Total comprehensive loss							$(1,383,253)

Balance at June 30, 2011	1,721,174	$17,211	$14,629,777	$(484,931)	$(2,312,204)	$11,849,853

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six months ended June 30, 2011

Operating Activities:
Net loss	$(1,383,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,250
Amortization of above market lease	1,200
Amortization of loan costs	54,685
Changes in operating assets and liabilities:
Prepaid expenses	(111,725)
Due to related parties	(197,331)
Accounts payable and accrued expenses	120,461
Unearned rent	264,231

Net cash used in operating activities	(1,196,482)

Investing Activities:
Acquisition of properties	(23,099,469)
Deposits on real estate	(750,000)
Changes in restricted cash	(507,210)

Net cash used in investing activities	(24,356,679)

Financing Activities:
Subscriptions received for common stock through public offering and reinvestment plan	8,822,767
Proceeds from mortgage note payable	12,400,000
Borrowings under credit facility	2,820,000
Payment of stock issuance and offering costs	(1,382,812)
Distributions to stockholders	(354,966)
Payment of loan costs	(551,372)

Net cash provided by financing activities	21,753,617

Net Decrease in Cash and Cash Equivalents	(3,799,544)

Cash and Cash Equivalents at beginning of period	7,132,675

Cash and Cash Equivalents at end of period	$3,333,131

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Loan costs incurred but unpaid	$158,357

Stock issuance and offering costs incurred but unpaid	$30,419

Distributions declared but unpaid	$87,318

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

1.	Business and Organization

Global Income Trust, Inc., formerly known as Macquarie CNL Global Income Trust, Inc., was organized in Maryland on March 4, 2009. The term “Company” includes, unless the context otherwise requires, Global Income Trust, Inc., Global Income, LP, formerly known as Macquarie CNL Income, LP, a Delaware limited partnership (the “Operating Partnership”), Global Income GP, LLC, formerly known as Macquarie CNL Income GP, LLC, and other subsidiaries of the company. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.

The Company’s advisor is CNL Global Income Advisors, LLC (the “Advisor”), formerly known as Macquarie CNL Global Income Advisors, LLC, and the Company’s property manager is CNL Global Income Managers, LLC (the “Property Manager”), formerly known as Macquarie CNL Global Income Managers, LLC, each of which is a Delaware limited liability company and a wholly-owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sole sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Prior to June 30, 2011, the Advisor and Property Manager were joint ventures between CNL and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly-owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect the Company’s investment objectives or strategies.

Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. In addition, on June 30, 2011, the Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”). MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers the Company access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

The Company seeks to invest in global income oriented real estate investments by leveraging the value of the international real estate expertise of MIRA and MGPA Advisory and their affiliates combined with the domestic real estate expertise of CNL.

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On October 6, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on October 8, 2010, subscription proceeds of approximately $2.4 million were released from escrow and the Company commenced operations. Prior to October 8, 2010, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the quarter and six months ended June 30, 2010.

As of June 30, 2011, the Company had received aggregate offering proceeds of approximately $16.9 million, including shares sold through its distribution reinvestment plan.

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2011 may not be indicative of the results expected for the year ending December 31, 2011. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2010 included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany balances have been eliminated in consolidation.

Real Estate—Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and intangible assets generally consisting of above- and below-market leases and in-place leases, and allocates the purchase price to assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information. Above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant and land at its appraised value.

Real estate owned as of June 30, 2011, is leased to tenants on a net or modified gross basis, whereby the tenant is responsible for some or all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:

Operating method—Leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings and improvements are depreciated on the straight-line method over their estimated useful lives. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method—Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Impairment of Real Estate Assets—Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property is adjusted to an amount to reflect the estimated fair value of the property.

Intangible Assets—Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases. Intangible assets associated with in-place leases are amortized over the remaining term of the respective lease. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be expensed. Intangible assets with indefinite lives are not amortized and, all intangibles are evaluated for impairment on an annual basis or upon a triggering event.

Acquisition Fees and Costs—Acquisition fees, including investment services fees, and costs associated with transactions deemed to be business combinations are expensed as incurred. Acquisition fees and costs associated with making loans and with transactions deemed to be an asset purchase are capitalized.

Restricted Cash—Certain amounts of cash are deposited in a lockbox with the lender or are restricted to fund future expenditures for the Company’s real estate properties. Such amounts have been classified as restricted cash on the balance sheet.

Loan Costs—Financing costs paid in connection with obtaining debt are deferred and amortized over the life of the debt using the effective interest method.

Revenue Recognition—For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases.

Net Loss Per Share—Net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates—Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the unaudited condensed consolidated financial statements in conformity with GAAP. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate investments for impairment. Actual results could differ from those estimates.

Concentration of Credit Risk—As of June 30, 2011, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institution that holds the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Reclassifications—Certain prior period amounts in the unaudited condensed consolidated balance sheets have been reclassified to conform to the current presentation.

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

3.	Acquisitions

On June 8, 2011, the Company acquired a fee interest in an approximately 51,000 rentable square foot, free-standing light industrial building located on approximately 12 acres of land in Pflugerville, Texas, which is near the Austin, Texas metropolitan area (the “Austin Property”) for $4.55 million, exclusive of closing costs. The purchase price was funded using proceeds from the Offering, and by a draw of approximately $2.8 million from the Company’s existing revolving line of credit facility (the “Credit Facility”), as described in Note 8. In connection with the acquisition of the Austin Property, the Company incurred approximately $153,000 in acquisition fees and costs, including investment services fees, closing costs and other acquisition related expenses.

On June 28, 2011, the Company acquired a fee simple interest in a Class A building with approximately 119,000 rentable square feet located on approximately nine acres of land in the Fort Worth, Texas metropolitan area (“Heritage Commons III”) for $18.75 million, exclusive of closing costs and liabilities assumed. The Company funded $12.4 million of the purchase price from the proceeds of a loan, as described in Note 8, and paid the balance of the purchase price, closing costs and loan costs from proceeds of its Offering. In connection with the acquisition of Heritage Commons III, the Company assumed liabilities of $200,531 relating to real estate taxes payable. In addition, the Company incurred approximately $452,000 in acquisition fees and costs, including investment services fees, closing costs and other acquisition-related costs, in connection with the acquisition of Heritage Commons III.

The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired and liabilities assumed:

Total Purchase Price Allocation
Land and land improvements	$4,427,000
Building and improvements	12,098,000
Lease intangibles	6,308,000
Leasehold improvements	467,000
Less liabilities assumed	(200,531)

Net assets acquired	$23,099,469

The revenue and net losses attributable to the properties included in the Company’s unaudited condensed consolidated statement of operations were approximately $49,000 and $(630,000), respectively, for both the quarter and six months ended June 30, 2011.

The following presents unaudited pro forma results of operations of the Company as if each of the Austin Property and Heritage Commons III had been acquired as of January 1, 2011 and owned during the entire six months ended June 30, 2011:

Six Months Ended June 30, 2011
Revenues	$1,575,510
Expenses	(2,602,077)
Other expenses	(544,035)

Net income (loss)	$(1,570,602)

Earnings (loss) per share of common stock (basic and diluted)	$(1.04)

Weighted average shares of common stock (basic and diluted)	1,504,227

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

4.	Real Estate Investment Properties, net

As of June 30, 2011, real estate investment properties under operating leases consisted of the following:

Land and land improvements	$4,427,000
Building and improvements	12,098,000
Leasehold improvements	467,000
Less: accumulated depreciation and amortization	(19,600)

$16,972,400

For the quarter and six months ended June 30, 2011, depreciation and amortization expense on the Company’s real estate investment properties was $19,600.

5.	Operating leases

As of June 30, 2011, the Company owned two real estate investment properties that were 100% leased under operating leases.

The Austin Property is leased to FedEx Ground Package System, Inc. as a distribution center. The lease will expire on April 14, 2016, subject to the tenant’s option to extend the lease for one additional five year period. Annualized base rent is approximately $422,000, payable monthly, and the tenant is responsible for payment of all property taxes, insurance, utilities, repairs and maintenance, excluding structural and roof expenses.

Heritage Commons III is leased to DynCorp International, LLC, a global government services contractor. The lease expires on December 31, 2018 and may be renewed at the option of the tenant for two additional terms of five years each. Annualized base rent for Heritage Commons III is currently approximately $2.186 million, payable monthly, increasing to approximately $2.28 million commencing October 1, 2016. In addition to base rent, the tenant also is responsible for payment of certain electrical costs and its proportionate share of the operating expenses for the Heritage Commons III, subject to caps on certain expenses.

The following is a schedule of future minimum lease payments to be received under non-cancelable operating leases as of June 30, 2011:

Year ending December 31:
2011	$1,303,906
2012	2,607,812
2013	2,607,812
2014	2,607,812
2015	2,607,812
Thereafter	6,902,222

Total future minimum lease payments	$18,637,376

The above future minimum lease payments to be received excludes tenant reimbursements, accrued rental revenue and amortization of above/below-market lease intangibles.

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

6.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2011 are as follows:

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of June 30, 2011
In place leases	$6,088,000	$35,650	$6,052,350
Above market lease	220,000	1,200	218,800

	$6,308,000	$36,850	$6,271,150

Amortization expense on the Company’s intangible assets was $36,850 for the quarter and six months ended June 30, 2011, $1,200 of which has been treated as a reduction of rental revenue and $35,650 of which has been included in depreciation and amortization expense.

The estimated future amortization expense for the Company’s intangible assets as of June 30, 2011 is as follows:

2011	$442,732
2012	885,467
2013	885,467
2014	885,467
2015	885,467
Thereafter	2,286,550

$6,271,150

7.	Stock Issuance and Offering Costs

As of June 30, 2011, the Company had raised approximately $16.9 million (1,698,952 shares) in proceeds through its Offering, including shares sold through its distribution reinvestment plan. The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. Costs incurred for activities prior to raising capital have been advanced or funded by the Company’s Advisor. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs paid by the Company may not exceed 15% of the aggregate gross offering proceeds. As of June 30, 2011, the total amount of stock issuance and offering costs incurred by the Company was approximately $2.5 million. (See Note 9, “Related Party Arrangements” for further discussion of amounts payable to related parties.)

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

8.	Indebtedness

As of June 30, 2011, the Company’s indebtedness consisted of the following:

Mortgage note payable	$12,400,000
Credit Facility, including accrued interest	2,825,405

Total indebtedness	$15,225,405

On March 24, 2011, the Company entered into the Credit Facility. The Credit Facility provides a revolving line of credit to acquire properties in an initial amount of up to $35 million. The Company may request a one-time increase in the facility amount up to a total facility of $50 million prior to September 24, 2012, subject to no default having occurred or continuing at the time of the increase. The Credit Facility has an initial term of two years, with an option by the Company to extend for one 12-month period, subject to the payment of an extension fee and certain other conditions.

The proceeds of the Credit Facility will be made available, subject to various conditions, to fund corporate working capital needs, the acquisition of stabilized income producing commercial real properties and, subject to certain limitations, the acquisition of real estate-related equity securities and real estate-related debt instruments. Draws on the Credit Facility for real property acquisitions are collateralized by a first mortgage or deed of trust, as applicable, on the real property, a perfected first priority security interest in personal property relating to the real estate, and a pledge of our equity interest in the entity acquiring the property. The Credit Facility has a variable interest rate generally equal to LIBOR plus 275 or 325 basis points, or the Lender’s prime rate plus 25 or 75 basis points, depending on certain factors. Payments on draws on the Credit Facility are interest only until maturity. The Company is also required to pay an annual fee ranging from 37.5 to 50 basis points on the unused portion of the Credit Facility.

On June 8, 2011, in connection with the acquisition of the Austin Property, $2.82 million was drawn on the Credit Facility. As of June 30, 2011, amounts payable under the Credit Facility totaled $2,825,405, including $5,405 in interest expense.

The Credit Facility contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the Credit Facility. As of June 30, 2011, the Company was in compliance with these covenants. The Credit Facility also contains customary events of default and remedies for the Lender. The aggregate loan or any individual draw made under the Credit Facility may be prepaid, subject to a minimal prepayment fee. In connection with the Credit Facility, the Company incurred approximately $440,000 in origination fees and other loan costs. These costs have been capitalized and are being amortized as interest expense over the initial term of the Credit Facility.

On June 28, 2011, in connection with the acquisition of Heritage Commons III, the Company obtained a $12.4 million loan (the “Mortgage Note Payable”). The Mortgage Note Payable bears interest at the rate of 4.7% per annum and has a five year term to July 1, 2016, with an extension option to December 1, 2018. Principal and interest on the loan is calculated based on a 25 year amortization, payable in equal monthly installments of $70,338 beginning August 1, 2011. The loan may be prepaid, at the Company’s option, only after August 1, 2013, subject to a yield maintenance charge. The loan is collateralized by a deed of trust, assignment of leases and rents, and security agreement granting the lender a first priority security interest in Heritage Commons III. The loan generally is nonrecourse to the borrower, a wholly owned subsidiary of the Company formed to acquire Heritage Commons III, except in the event of certain insolvency events involving the borrower or its managing member, or if the borrower fails to comply with certain covenants under the loan agreement, including failure to obtain the bank’s consent to transfers of Heritage Commons III or the borrower’s interest in Heritage Commons III and consent to secondary financings.

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

8.	Indebtedness (continued)

Generally, the loan documents contain customary covenants, agreements, representations and warranties and events of default, all as set forth in the loan documents. As of June 30, 2011, the Company was in compliance with these covenants. The Operating Partnership has guaranteed certain of the borrower’s obligations under the loan agreement. In connection with the Mortgage Note Payable, the Company incurred approximately $232,000 in loan costs. These costs have been capitalized and are being amortized as interest expense over the term of the loan.

9.	Related Party Arrangements

All of the Company’s executive officers are executive officers or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL.

CNL Securities Corp. receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by CNL Securities Corp.

For the quarter and six months ended June 30, 2011, the Company incurred the following fees in connection with its Offering:

	Quarter Ended June 30, 2011	Six Months Ended June 30, 2011
Selling commissions	$346,045	$608,376
Marketing support fees	148,305	260,733

	$494,350	$869,109

The Company also pays CNL Capital Markets Corp., an affiliate of CNL, an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to the Company pursuant to a services agreement entered into between the Company and CNL Capital Markets Corp. During the quarter and six months ended June 30, 2011, the Company incurred $2,326 and $3,936, respectively, in such fees.

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

Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the agreement) of the Company’s properties as of the end of the preceding month. Asset management fees commence July 1, 2011 for the two properties acquired in June 2011; therefore, no asset management fees were incurred during the quarter and six months ended June 30, 2011.

In addition, pursuant to a master property management agreement, the Property Manager receives property management fees of up to 4.5% of gross revenues for management of the Company’s properties. For the two properties owned as of June 30, 2011, the Company has agreed to pay the Property Manager property management fees ranging from 1.5% to 3% of gross revenues of the applicable property.

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

9.	Related Party Arrangements (continued)

The following table presents amounts incurred by the Company in fees and reimbursable expenses due to the Advisor, the Property Manager and their respective affiliates for the quarter and six months ended June 30, 2011.

	Quarter ended June 30, 2011	Six months ended June 30, 2011
Reimbursable expenses:
Offering costs	$256,283	$443,913
Operating expenses	338,999	501,156

	595,282	945,069
Investment services fees	431,050	431,050
Property management fees	1,496	1,496

	$1,027,828	$1,377,615

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	June 30, 2011	December 31, 2010
Due to the Advisor and its affiliates:
Reimbursable offering costs	$10,938	$33,403
Reimbursable operating expenses	701,702	899,982

	712,640	933,385

Due to Property Manager:
Property management fees	949	—

Due to Managing Dealer:
Selling commissions	13,637	46,764
Marketing support fees	5,844	20,042

	19,481	66,806

	$733,070	$1,000,191

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

Organizational and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 7, “Stock Issuance and Offering Costs.” The Advisor has incurred an additional $5.4 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% expense limitation) as of June 30, 2011. These costs will be deducted from future offering proceeds to the extent such costs are within the 15% limitation.

GLOBAL INCOME TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

10.	Distributions

On May 25, 2010, the Company’s board of directors authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) payable to all common stockholders of record as of the close of business on each day until terminated or amended by the Company’s board of directors.

During the quarter and six months ended June 30, 2011, cash distributions totaling $237,352 and $401,552, respectively, were declared payable to stockholders, including $87,318 declared but unpaid as of June 30, 2011, which were paid on July 15, 2011. For the quarter and six months ended June 30, 2011, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes. As the Company had no distributable earnings or funds from operations (“FFO”), the distributions were made from capital proceeds.

11.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

12.	Commitments and Contingencies

In April 2011, the Company entered into a purchase and sale agreement for the acquisition of two Class A office buildings located in the Fort Worth, Texas metropolitan area. The first property, Heritage Commons III, was acquired on June 28, 2011, as described in Note 3, “Acquisitions.” The Company has committed to acquire the second building (“Heritage Commons IV”) for a purchase price of $31 million, exclusive of closing costs. Heritage Commons IV is 100% leased to one tenant that is a full-service automotive finance company. There are approximately seven years remaining under this lease and the tenant has two renewal options of five years each.

The Company currently anticipates that approximately $11 million of the purchase price and closing costs for Heritage Commons IV will be paid using the proceeds from its Offering. The Company is negotiating with various lenders to obtain financing for the remaining portion of the purchase price. The closing is subject to certain non-contractual contingencies such as obtaining acceptable financing and the Company’s ability to raise sufficient Offering proceeds by the closing date. There can be no assurance that any or all contingencies will be satisfied and that the transaction will ultimately be completed on the terms set forth above or otherwise.

As of June 30, 2011, the Company had funded a total of $750,000 in deposits that will be applied toward the purchase of Heritage Commons IV. The Company expects to exercise its option to extend the closing to November 29, 2011 upon payment of an additional nonrefundable deposit of $500,000. If the Company does not acquire Heritage Commons IV for any reason other than the seller’s default, the Company will forfeit all earnest money deposits. Costs associated with the negotiation of Heritage Commons IV’s purchase and sale agreement and related due diligence totaling approximately $66,000 have been expensed as incurred.

13.	Subsequent Events

During the period July 1, 2011 through August 9, 2011, the Company received additional subscription proceeds of approximately $2.2 million (217,734 shares), including proceeds from the Company’s distribution reinvestment plan. As of August 9, 2011, the aggregate subscription proceeds totaled approximately $19.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010, and for the quarter and six months ended June 30, 2011. Amounts as of December 31, 2010, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2010.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the unfavorable current global economic environment, conditions affecting the CNL brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.

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

Changes Relating to our Advisor and Property Manager

Our advisor is CNL Global Income Advisors, LLC (the “Advisor”) and our property manager is CNL Global Income Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company wholly-owned by affiliates of CNL, our sole sponsor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Prior to June 30, 2011, the Advisor and Property Manager were joint ventures between CNL and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly-owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect our investment objectives or strategies.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property manager to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. In addition, on June 30, 2011, the Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”). MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers the Company access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

Our management believes that these changes facilitate a more efficient way to leverage the global real estate competency of MIRA and MGPA Limited while decreasing certain of our administrative costs. Our investment objectives and policies remain the same and no changes were made to our advisory agreement with our Advisor or our property management agreement with our Property Manager. Although a CNL affiliate is the sole member of our Advisor and as such has sole management authority for our Advisor, our Advisor’s investment committee was expanded to seven members and includes one member designated by the MREAS sub-advisor, two members designated by the MGPA sub-advisor, and four members designated by our Advisor. No investment can be made without the approval of the investment committee.

Taxation as a REIT

In order to obtain the benefits of a REIT, we must file an election with our U.S. federal income tax return for the first taxable year in which REIT status is desired. We have elected to be taxed as a REIT for federal income tax purposes commencing with our filing of the tax return for the taxable year ended December 31, 2010. In addition, we intend to continue to be organized and to operate so as to qualify and remain qualified as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income (loss) and cash flows. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we may conduct business.

Asset Diversification and Global Focus

We have recently acquired our first two properties, a distribution center outside of Austin, Texas and a Class A office building in Fort Worth Texas, but we continue to have a broad mandate to invest in a wide variety of sectors around the world. Our initial focus on U.S. properties was based on the relative ease with which we could conduct due diligence and acquire assets of relatively small dollar investments. In addition to sound property-level attributes, we carefully reviewed each property location:

•

The Austin-Round Rock Metropolitan Area, the fourth largest in Texas with an estimated population of 1.7 million, has a robust, stable economy, and is within 200 miles of three of the nation’s largest ten cities in population. It is one of the fastest growing regions in the country, with its population having increased more than 40 percent in the past decade. Austin has one of the highest concentrations of technology and biotechnology companies nationally. The property had been fully leased by an investment grade tenant for ten years.

The lease was renewed in April 2011 for an additional five years and upon expiration of the current term may be extended at the tenant’s option for an additional five years.

•

Fort Worth, Texas is home to more than 260 companies, 28,000 employees and 7,400 single-family homes. Dallas/Fort Worth is the fourth largest metro area in the country with a population of 6.45 million residents. According to the U.S. Census Bureau, the area had the second highest rate of population growth between 2000 and 2010. The Dallas/Fort Worth office market is the second largest office market in the U.S. and has positive absorption rates for Class A properties. The area is home to the headquarters of several Fortune 500 companies.

We expect to diversify our U.S. investments by making further acquisitions outside of Texas. We see ongoing opportunities domestically in several sectors, including well-located suburban office, industrial and retail in select markets. We believe that quality income-oriented opportunities meeting our investment mandate exist in high quality domestic real estate markets.

As we look more broadly at our investment mandate, we anticipate that up to 60% of our assets may be located outside the United States. We continue to research markets around the globe that offer opportunities that are consistent with our strategy. In particular, we are looking closely at Asia and Europe for potential target acquisitions, such as:

•

Asia, and in particular China, is experiencing a surge in population, a strengthening of household incomes and with the trend toward urbanization these attributes are fueling demand for office and retail properties. Expected growth in GDP throughout non-Japan Asia outpaces the US and Europe.

•

Analysis of opportunities in Europe requires the review of the individual markets including some that extend beyond the “Eurozone” members that share a common currency to the other EU member states such as the United Kingdom, Sweden and Denmark. For example, we favor the stability of Germany for its consistency in employment and rents and believe opportunities exist for income- oriented acquisitions that fit within our investment mandate.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demands for funds during the next 12 months will be for real estate and real estate-related acquisitions and the payment of offering and operating expenses, distributions and debt service on any outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from net offering proceeds and financings. However, until such time as we are fully invested, we expect to continue to use proceeds from our offering to pay a portion of our operating expenses, distributions and debt services.

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

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings to between 30% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is the proceeds of our offering. On April 23, 2010, we commenced our offering of up to $1.5 billion of shares of common stock (the “Offering”). As of June 30, 2011, we had received aggregate proceeds of approximately $16.9 million from our Offering, including the sale of shares through our distribution reinvestment plan. During the period July 1, 2011 through August 9, 2011, we received additional proceeds of approximately $2.2 million from our Offering.

Borrowings

On March 24, 2011, we entered into a credit agreement (the “Credit Facility”). The Credit Facility provides a revolving line of credit to acquire properties in an initial amount of up to $35 million. We may request a one-time increase in the facility amount up to a total facility of $50 million prior to September 24, 2012, subject to no default having occurred or continuing at the time of the increase. The Credit Facility has an initial term of two years, with an option by us to extend for one 12-month period, subject to the payment of an extension fee and certain other conditions.

The Credit Facility has a variable interest rate generally equal to LIBOR plus 275 or 325 basis points, or the Lender’s prime rate plus 25 or 75 basis points, depending on certain factors. Payments on draws on the Credit Facility are interest only, with all outstanding principal and accrued and unpaid interest due on March 24, 2013. We are also required to pay an annual fee ranging from 37.5 to 50 basis points on the unused portion of the Credit Facility. As of June 30, 2011, we had drawn $2,820,000 under the Credit Facility in connection with our acquisition of the industrial distribution center described below. The availability of additional funds is subject to borrowing base asset requirements and other covenant restrictions.

On June 28, 2011, in connection with the acquisition of Heritage Commons III, described below, we obtained a $12.4 million loan. The loan bears interest at the rate of 4.7% per annum and has a five year term to July 1, 2016, with an extension option to December 1, 2018. Principal and interest on the loan is calculated based on a 25 year amortization, payable in equal monthly installments of $70,338 beginning August 1, 2011. Our operating partnership has guaranteed certain of the borrower’s obligations under the loan agreement.

Uses of Liquidity and Capital Resources

Acquisitions

During the six months ended June 30, 2011, we acquired the following real estate investment properties:

Property/Description	Location	Date of Acquisition	Purchase Price

Heritage Commons III Class A office building (fee interest)	Texas	6/28/2011	$18,750,000

Austin Property Industrial Distribution Center (fee interest)	Texas	6/8/2011	4,550,000

		Total	$23,300,000

We funded $12.4 million of the Heritage Commons III purchase price from the proceeds of the mortgage note payable and paid the balance of the purchase price and the closing costs from proceeds of our Offering.

We funded the purchase of the industrial distribution center (the “Austin Property”) with approximately $1.7 million of proceeds from our Offering and by a draw of approximately $2.8 million from our Credit Facility.

We anticipate we will use the majority of the cash and cash equivalents on hand as of June 30, 2011 to invest in permitted real estate assets.

Commitments and Contingences

We are under contract to purchase an office building (“Heritage Commons IV”) for $31 million, exclusive of closing costs. We anticipate that approximately $11 million of the purchase price and closing costs will be paid using proceeds from our Offering and the balance from debt financing. The closing is subject to certain non-contractual contingencies such as obtaining acceptable financing and raising sufficient equity proceeds by the closing date. There can be no assurance these contingencies will be satisfied and that the transaction will ultimately be completed. As of June 30, 2011, we had funded $750,000 in deposits that will be applied toward the purchase of Heritage Commons IV. We expect to exercise our option to extend the closing to November 29, 2011, upon payment of an additional nonrefundable deposit of $500,000, for total nonrefundable earnest money deposits of $1,250,000. If we do not acquire Heritage Commons IV for any reason other than the seller’s default, we will forfeit all earnest money deposits. At present, we do not have a firm commitment for debt funding and would need to raise additional capital under the Offering even if a reasonable amount of debt funding is available. Based on the expected additional Offering proceeds, we believe we will have sufficient sources of funding identified to enable a closing no later than November 29, 2011.

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

As of June 30, 2011, we have paid or accrued approximately $1.6 million in selling commissions and marketing support fees and approximately $0.9 million of other organizational and offering costs, representing our maximum liability as of such date for selling commissions, marketing support fees and other organizational and offering costs. An additional $5.4 million of costs incurred in connection with the Offering (exceeding the 15% expense limitation) have been paid or incurred by our Advisor on our behalf as of June 30, 2011. These costs will be deducted from future offering proceeds to the extent within the 15% limitation.

Expenses

During the quarter and six months June 30, 2011, we incurred approximately $1.0 million and $1.3 million, respectively, of expenses, excluding depreciation and amortization. We generated rental revenue of $49,855 before non-cash charges which funded a portion of our operating expenses. The acquisition fees and costs totaling approximately $671,000 were funded with Offering proceeds. The balance of the expenses were advanced by affiliates or paid with proceeds of the Offering pending our investment in properties.

Distributions

On May 25, 2010, our board of directors authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) payable to all common stockholders of record as of the close of business on each day until terminated or amended by the board of directors.

During the quarter and six months ended June 30, 2011, we declared cash distributions totaling $237,352 and $401,552, respectively, including $87,318 declared but unpaid as of June 30, 2011, which were distributed on July 15, 2011. For 2010 and for the quarter and six months ended June 30, 2011, 100% of the distributions paid to stockholders were made from capital proceeds and were considered a return of capital for federal income tax purposes.

RESULTS OF OPERATIONS

From the time of our formation on March 4, 2009 through October 7, 2010, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on October 8, 2010, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow. As a result, there are no comparative financial statements for the quarter and six months ended June 30, 2010.

As of June 30, 2011, we owned two real estate investment properties that were 100% leased under operating leases.

The Austin Property is leased to FedEx Ground Package System, Inc. as a distribution center. The lease will expire on April 14, 2016, subject to the tenant’s option to extend the lease for an additional five year period. Annualized base rent is approximately $422,000, payable monthly, and the tenant is responsible for payment of all property taxes, insurance, utilities, repairs and maintenance, excluding structural and roof expenses.

Heritage Commons III is leased to DynCorp International, LLC, a global government services provider. The lease expires on December 31, 2018 and may be renewed at the option of the tenant for two additional terms of five years each. Annualized base rent for Heritage III is currently approximately $2.19 million, payable monthly, increasing to approximately $2.28 million commencing October 1, 2016. In addition to base rent, the tenant also is responsible for payment of certain electrical costs and its proportionate share of the operating expenses for the Heritage Commons III, subject to caps on certain expenses.

The following is a discussion of our results of operations for the quarter and six months ended June 30, 2011:

Revenue. Rental revenue was $48,655 for the quarter and six months ended June 30, 2011, including an adjustment of $1,200 for amortization of an above market lease. The Austin Property was acquired June 8, 2011 and Heritage Commons III was acquired June 28, 2011; therefore, revenues represent only a small portion of what we expect to recognize in future periods for the two properties. In addition, we expect future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses. Property operating expenses for the quarter and six months ended June 30, 2011, were $6,266, including $1,496 in property management fees.

General, Operating and Administrative Expense. General, operating and administrative expenses for the quarter and six months ended June 30, 2011 were $326,465 and $588,099, respectively, and were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors fees.

Acquisition Fees and Costs. Acquisition fees and costs for the quarter and six months ended June 30, 2011, were $670,599 and consisted primarily of investment services fees paid to our Advisor in connection with our two property acquisitions.

Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter and six months ended June 30, 2011 was $55,250 and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to our two properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and six months ended June 30, 2011 was $103,924 and $111,724, respectively, consisting primarily of loan cost amortization related to our Credit Facility and the mortgage note on Heritage Commons III and the fee on the unused portion of the Credit Facility.

The results of operations for the quarter and six months ended June 30, 2011, are not indicative of future performance due to the limited time in which we have been operational and due to the fact that we completed our first property acquisitions late in the quarter ended June 30, 2011. As we continue to acquire properties, we expect to have increased revenues and incur greater expenses in each of the above categories.

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

FUNDS FROM OPERATIONS AND MODIFIED FUNDS FROM OPERATIONS

FFO is a non-GAAP financial measure that is widely recognized in the REIT industry as a supplemental measure of operating performance. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis as determined under GAAP, which implies that the value of real estate assets diminishes predictably over time. We believe that FFO is a useful measure that should be considered along with, but not as an alternative to, net income (loss) when evaluating operating performance.

In addition to FFO, management uses MFFO as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operation of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO but includes certain additional adjustments for changes in the accounting and reporting principles under GAAP that have been modified or put into effect since the establishment of NAREIT’s definition of FFO. These changes have resulted in a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include the treatment of acquisition fees and expenses, contingent purchase consideration subsequent to and in connection with acquisitions, amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items. Management uses MFFO to evaluate the financial performance of our investment portfolio. In addition, management uses MFFO as one of the metrics to evaluate and establish our distribution policy and the sustainability thereof. We believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio.

We believe that in order to facilitate a clear understanding of our operating performance between periods and as compared to other equity REITs, FFO and MFFO should be considered in conjunction with our net income (loss) and cash flows as reported in the accompanying consolidated financial statements and notes thereto. FFO and MFFO (i) do not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO or MFFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income (loss)), (ii) are not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as alternatives to net income (loss) determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO or MFFO as presented may not be comparable to amounts calculated by other companies.

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2011:

	Quarter Ended June 30, 2011	Six Months Ended June 30, 2011

Net loss	$(1,113,819)	$(1,383,253)
Adjustments:
Depreciation and amortization	55,250	55,250

Total funds from operations	(1,058,569)	(1,328,003)
Acquisition fees and expenses	670,599	670,599
Amortization of above market lease	1,200	1,200

Modified funds from operations	$(386,770)	$(656,204)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,464,656	1,245,793

FFO per share (basic and diluted)	$(0.72)	$(1.07)

MFFO per share (basic and diluted)	$(0.26)	$(0.53)

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2011.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations and the related payment periods as of June 30, 2011:

	Payments Due by Period
	Less than 1 year	Years 1 - 3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$1,162,262	$4,703,773	$12,736,157	$—	$18,602,192
Other (2)	30,250,000	—	—	—	30,250,000

Total	$31,412,262	$4,703,773	$12,736,157	$—	$48,852,192

(1)	Assumes that the principal of the Heritage Commons III mortgage note payable and the Credit Facility are repaid at end of the initial term of each loan. In addition, includes estimated interest expense, deferred commitment fees and fees on the unused portion of the Credit Facility.
(2)	This item includes our obligation to purchase Heritage Commons IV, discussed above under “Commitments and Contingencies,” less $750,000 in deposits that will be applied toward the purchase at closing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Intangible Assets. Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases. Intangible assets associated with in-place leases are amortized over the remaining term of the respective lease to depreciation and amortization expense. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off. Intangible assets with indefinite lives are not amortized and, like all intangibles are evaluated for impairment on an annual basis or upon a triggering event.

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

The following is a schedule of our fixed and variable rate debt maturities for each of the next five years, and thereafter (principal maturities only):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$104,818	$262,241	$276,672	$290,147	$304,280	$11,161,842	$12,400,000	$12,400,000
Weighted average interest rates of maturities	4.70%	4.70%	4.70%	4.70%	4.70%	4.70%
Variable rate debt	—	—	2,820,000	—	—	—	2,820,000	2,820,000
Average interest rate			LIBOR + 3.00%

Total debt	$104,818	$262,241	$3,096,672	$290,147	$304,280	$11,161,842	$15,220,000	$15,220,000

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $2,000 for the six months June 30, 2011. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Our fixed rate mortgage which totaled $12.4 million at June 30, 2011, is subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms.

To estimate the fair value of our long-term debt, we used interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. We believe the carrying values of our fixed and variable rate debt approximate fair value at June 30, 2011.

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

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion (150,000,000 shares) of common stock, was declared effective by the SEC, and the Offering commenced and is ongoing.

As of June 30, 2011, we had sold approximately $16.9 million (1,698,952 shares) in connection with the Offering, including shares sold pursuant to our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include the 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering. Through June 30, 2011, the following costs (paid or payable to our affiliates) have been recorded in connection with the issuance of the registered securities:

Selling commissions	$1,130,963
Marketing support fee	501,267
Other offering costs and expenses	849,195

Total stock issuance and offering costs*	$2,481,425

*	The selling commissions and marketing support fee are paid to CNL Securities Corp., our managing dealer, and a substantial portion of such amounts have been or are expected to be paid to participating broker-dealers by CNL Securities Corp. The total amount of selling commissions, marketing support fees and other organizational and offering expenses are subject to an expense limitation and may not exceed 15% of the gross offering proceeds. An additional $5.4 million of costs incurred in connection with the Offering (exceeding the 15% expense limitation) has been paid or incurred by our Advisor on our behalf as of June 30, 2011. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

The net offering proceeds available to us from the Offering, after deducting the total expenses described above, were approximately $14.4 million as of June 30, 2011. As of June 30, 2011, we had used approximately $8.1 million to acquire two properties, $750,000 for deposits in connection with the pending acquisition of an additional property and approximately $431,000 in investment services fees to our Advisor in connection with the acquisition of the two properties and approximately $240,000 in other related expenses. In addition, we used approximately $578,000 to fund loan costs relating to indebtedness on the properties. Unless otherwise specified, the amounts described above were paid to persons not affiliated with us or our Advisor or to any person owning 10% or more of our stock.

We intend to pay offering expenses, acquire properties, and make other permitted investments with the proceeds from the Offering. In addition, we have used and, until such time as we have sufficient operating cash flows from our assets, we will continue to use net offering proceeds to pay operating expenses and distributions.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	(Removed and Reserved)

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of August, 2011.

GLOBAL INCOME TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

10.1	Purchase and Sale Agreement dated April 25, 2011 among Heritage Commons III, Ltd., Heritage Commons IV, Ltd, and Macquarie CNL Income, LP and amendments thereto. (Filed herewith.)

10.1.1	Partial Assignment of Agreement of Purchase and Sale Agreement dated June 28, 2011 between Macquarie CNL Income, LP and IN-105 Heritage III, LLC. (Filed herewith.)

10.2	Assignment and Assumption of Leases dated June 28, 2011 between Heritage Commons III, Ltd. and IN-105 Heritage III, LLC. (Filed herewith.)

10.3	Loan Agreement dated June 28, 2011 between IN-105 Heritage III, LLC and JPMorgan Chase Bank, National Association. (Filed herewith.)

10.3.1	Promissory Note ($12,400,000) dated June 28, 2011 by IN-105 Heritage III, LLC in favor of JPMorgan Chase Bank, National Association. (Filed herewith.)

10.3.2	Limited Recourse Guaranty Agreement dated June 28, 2011 by Macquarie CNL Income, LP f/b/o JPMorgan Chase Bank, National Association. (Filed herewith.)

10.4	Real Estate Purchase and Sale Contract dated the effective date of March 21, 2011 between Bay Investors, LLC and CNL Real Estate Services Corp. (d/b/a CNL Commercial Real Estate) and amendments thereto. (Filed herewith.)

10.4.1	Assignment and Assumption of Real Estate Purchase and Sale Contract dated March 28, 2011 between CNL Real Estate Services Corp. d/b/a CNL Commercial Real Estate and Macquarie CNL Income, L.P. (Filed herewith.)

10.4.2	Assignment of Real Estate Purchase and Sale Contract dated June 8, 2011 between Macquarie CNL Income, L.P. and IN-104 Austin, LLC. (Filed herewith.)

10.5	Assignment and Assumption of Lease dated June 8, 2011 between Bay Investors, LLC and IN-104 Austin, LLC. (Filed herewith.)

10.6	Joinder Agreement dated June 8, 2011 between IN-104 Austin, LLC and JPMorgan Chase Bank, N.A. (under that certain Credit Agreement dated March 24, 2011 among Macquarie CNL Income, LP, Macquarie CNL Global Income Trust, Inc. and JPMorgan Chase Bank, N.A.). (Filed herewith.)

31.1	Certification of Chief Executive Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Loss, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.