Form 10-Q
period 2011-09-30
Global Income Trust, Inc.
filed 2011-11-14
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 4, 2011 was 2,382,861.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS

Real estate investment properties, net	$16,854,737	$—
Cash and cash equivalents	6,963,567	7,132,675
Restricted cash	423,462	—
Intangibles, net	6,049,739	—
Loan costs, net	652,494	12,248
Deposits on real estate	1,250,000	—
Other assets	207,109	66,747

Total assets	$32,401,108	$7,211,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Credit facility	$2,827,050	$—
Mortgage note payable	12,337,683	—
Accounts payable and accrued expenses	510,857	23,897
Real estate taxes payable	304,661	—
Distributions payable	115,514	40,732
Due to related parties	850,999	1,000,191
Unearned rent	35,147	—

Total liabilities	16,981,911	1,064,820

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 2,248,939 and 840,367 shares issued and outstanding, respectively	22,489	8,403
Capital in excess of par value	19,115,640	7,150,777
Accumulated distributions	(810,079)	(83,379)
Accumulated deficit	(2,908,853)	(928,951)

Total stockholders’ equity	15,419,197	6,146,850

Total liabilities and stockholders’ equity	$32,401,108	$7,211,670

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended September 30, 2011	Nine months ended September 30, 2011

Revenues:
Rental income from operating leases	$652,007	$695,970
Tenant reimbursement income	218,969	223,660

Total revenues	870,976	919,630

Expenses:
Property operating expenses	401,263	407,370
General and administrative	310,866	893,333
Acquisition fees and expenses	88,641	765,030
Asset management fees	58,255	58,255
Depreciation and amortization	331,718	386,968

Total expenses	1,190,743	2,510,956

Operating loss	(319,767)	(1,591,326)

Other income (expense):
Interest and other income	165	195
Interest expense and loan cost amortization	(277,047)	(388,771)

Total other income (expense)	(276,882)	(388,576)

Net loss	$(596,649)	$(1,979,902)

Net loss per share of common stock (basic and diluted)	$(0.30)	$(1.32)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,984,627	1,494,781

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011 and Year Ended December 31, 2010

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2009	22,222	$222	$199,778	$—	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	818,145	8,181	8,119,402	—	—	8,127,583
Stock issuance and offering costs	—	—	(1,168,403)	—	—	(1,168,403)
Net loss	—	—	—	—	(928,951)	(928,951)
Distributions declared ($0.0017808 per share per day)	—	—	—	(83,379)	—	(83,379)

Balance at December 31, 2010	840,367	8,403	7,150,777	(83,379)	(928,951)	6,146,850
Subscriptions received for common stock through public offering and reinvestment plan	1,408,572	14,086	14,058,384	—	—	14,072,470
Stock issuance and offering costs	—	—	(2,093,521)	—	—	(2,093,521)
Net loss	—	—	—	—	(1,979,902)	(1,979,902)
Distributions declared ($0.0017808 per share per day)	—	—	—	(726,700)	—	(726,700)

Balance at September 30, 2011	2,248,939	$22,489	$19,115,640	$(810,079)	$(2,908,853)	$15,419,197

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

(UNAUDITED)

Operating Activities:
Net loss	$(1,979,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,968
Amortization of above market lease	8,556
Amortization of loan costs	120,447
Changes in operating assets and liabilities:
Other assets	(162,299)
Accounts payable and accrued expenses	368,115
Real estate taxes payable	104,130
Due to related parties	(120,816)
Unearned rent	35,147

Net cash used in operating activities	(1,239,654)

Investing Activities:
Acquisition of properties	(23,099,469)
Deposits on real estate	(1,250,000)
Changes in restricted cash	(423,462)

Net cash used in investing activities	(24,772,931)

Financing Activities:
Subscriptions received for common stock through public offering and reinvestment plan	14,094,407
Borrowings under credit facility	2,820,000
Proceeds from mortgage note payable	12,400,000
Repayments of mortgage note payable	(62,317)
Payment of stock issuance and offering costs	(2,121,897)
Distributions to stockholders	(651,918)
Payment of loan costs	(634,798)

Net cash provided by financing activities	25,843,477

Net Decrease in Cash and Cash Equivalents	(169,108)

Cash and Cash Equivalents at Beginning of Period	7,132,675

Cash and Cash Equivalents at End of Period	$6,963,567

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Loan costs incurred but unpaid	$138,143

Liabilities assumed with purchase of real estate	$200,531

Stock issuance and offering costs incurred but unpaid	$71,833

Distributions declared but unpaid	$115,514

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

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

The Company’s advisor is CNL Global Income Advisors, LLC (the “Advisor”), formerly known as Macquarie CNL Global Income Advisors, LLC, and the Company’s property manager is CNL Global Income Managers, LLC (the “Property Manager”), formerly known as Macquarie CNL Global Income Managers, LLC, each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Prior to June 30, 2011, the Advisor and Property Manager were joint ventures between CNL and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect the Company’s investment objectives or strategies.

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

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On October 6, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on October 8, 2010, subscription proceeds of approximately $2.4 million were released from escrow and the Company commenced operations. Prior to October 8, 2010, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the quarter and nine months ended September 30, 2010.

As of September 30, 2011, the Company had received aggregate offering proceeds of approximately $22.2 million, including proceeds from shares sold through its distribution reinvestment plan.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2011 may not be indicative of the results expected for the year ending December 31, 2011. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2010 included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Real estate owned as of September 30, 2011, is leased to tenants on a net or modified gross basis, whereby the tenant is responsible for some or all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings and improvements are depreciated on the straight-line method over their estimated useful lives. Tenant improvements are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Impairment of Real Estate Assets—Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property is adjusted to an amount to reflect the estimated fair value of the property.

Concentration of Credit Risk—As of September 30, 2011, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institution that holds the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash—Certain amounts of cash are deposited in a lockbox with the lender or are restricted to fund future expenditures for the Company’s real estate properties. Such amounts have been classified as restricted cash on the balance sheet.

Intangible Assets—Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. The capitalized above-market or below-market lease intangible is amortized to rental income over the estimated remaining term of the respective leases (including renewal periods for below market rate leases only). Intangible assets associated with in-place leases are amortized over the remaining term of the respective lease. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease will be expensed. Intangible assets are evaluated for impairment on an annual basis or upon a triggering event.

Loan Costs—Financing costs paid in connection with obtaining debt are deferred and amortized over the life of the debt using either the effective interest rate or straight-line method, as applicable.

Tenant Reimbursement Income—Tenant reimbursement income represents amounts tenants are required to reimburse the Company in accordance with the terms of the leases and are recognized in the period in which the related expenses are incurred.

Acquisition Fees and Expenses—Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations are expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized.

Net Loss Per Share—Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the periods presented.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Reclassifications—Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements—Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

3.	Acquisitions

On June 8, 2011, the Company acquired a fee interest in an approximately 51,000 rentable square foot, free-standing light industrial building located on approximately 12 acres of land in Pflugerville, Texas, which is near the Austin, Texas metropolitan area (the “Austin Property”) for $4.55 million, exclusive of closing costs. The purchase price was funded using proceeds from the Offering and a draw of approximately $2.8 million from the Company’s existing revolving line of credit facility (the “Credit Facility”), as described in Note 8, “Indebtedness.” In connection with the acquisition of the Austin Property, the Company incurred approximately $155,000 in acquisition fees and expenses, including investment services fees, closing costs and other acquisition related expenses.

On June 28, 2011, the Company acquired a fee simple interest in a Class A building with approximately 119,000 rentable square feet located on approximately nine acres of land in the Fort Worth, Texas metropolitan area (“Heritage Commons III”) for $18.75 million, exclusive of closing costs and liabilities assumed. The Company funded $12.4 million of the purchase price from the proceeds of a loan, as described in Note 8, “Indebtedness,” and paid the balance of the purchase price, closing costs and loan costs from proceeds of its Offering. In connection with the acquisition of Heritage Commons III, the Company assumed liabilities of $200,531 relating to real estate taxes payable. In addition, the Company incurred approximately $463,000 in acquisition fees and expenses in connection with the acquisition of Heritage Commons III.

The following summarizes the allocation of the purchase price for the above acquisitions, and the estimated fair values of the assets acquired and liabilities assumed:

Assets
Land and land improvements	$4,427,000
Building and improvements	12,098,000
Tenant improvements	467,000
Lease intangibles[1]	6,308,000

Liabilities
Accrued real estate taxes	(200,531)

Net assets acquired	$23,099,469

[1]	The weighted-average amortization period is 7.2 years.

The revenue and net losses attributable to the properties included in the Company’s unaudited condensed consolidated statement of operations were approximately $871,000 and $(62,000), respectively, for the quarter ended September 30, 2011, and $920,000 and $(692,000), respectively, for the nine months ended September 30, 2011.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

3.	Acquisitions (continued)

The following presents unaudited pro forma revenues and net loss of the Company as if each of the Austin Property and Heritage Commons III had been acquired as of January 1, 2011 and owned during the entire nine months ended September 30, 2011:

Revenues	$2,446,486

Net loss[1]	$(1,548,885)

Net loss per share of common stock (basic and diluted)	$(0.94)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,639,824

[1]

Non-recurring acquisition related expenses directly attributable to the acquisitions and included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011, of approximately $620,000 have been eliminated.

4.	Real Estate Investment Properties, net

As of September 30, 2011, real estate investment properties consisted of the following:

Land and land improvements	$4,427,000
Building and improvements	12,098,000
Tenant improvements	467,000
Less: accumulated depreciation and amortization	(137,263)

$16,854,737

For the quarter and nine months ended September 30, 2011, depreciation and amortization expense on the Company’s real estate investment properties was $117,663 and $137,263, respectively.

5.	Operating leases

As of September 30, 2011, the Company owned two real estate investment properties that were 100% leased under operating leases.

The Austin Property is leased to FedEx Ground Package System, Inc. as a distribution center. The lease will expire on April 14, 2016, subject to the tenant’s option to extend the lease for one additional five year period. Annualized base rent is approximately $422,000, payable monthly, and the tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, excluding structural and roof expenses. The tenant is expected to pay directly to taxing authorities approximately $98,000 in real estate taxes for 2011 in accordance with the terms of its triple-net lease, however, if the tenant does not pay, the Company will be liable.

Heritage Commons III is leased to DynCorp International, LLC, a global government services contractor. The lease expires on December 31, 2018 and may be renewed at the option of the tenant for two additional terms of five years each. Annualized base rent for Heritage Commons III is currently approximately $2.186 million, payable monthly, increasing to approximately $2.28 million commencing October 1, 2016. In addition to base rent, the tenant also is responsible for payment of certain electrical expenses and operating expenses in excess of a specified amount for Heritage Commons III, subject to caps on certain expenses.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

5.	Operating leases (continued)

The following is a schedule of future minimum lease payments to be received under non-cancelable operating leases as of September 30, 2011:

Year ending December 31:
2011	$651,953
2012	2,607,812
2013	2,607,812
2014	2,607,812
2015	2,607,812
Thereafter	6,902,222

Total future minimum lease payments	$17,985,423

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments and amortization of above/below-market lease intangibles.

6.	Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In place leases	$6,088,000	$249,705	$5,838,295
Above market lease	220,000	8,556	211,444

	$6,308,000	$258,261	$6,049,739

Amortization expense on the Company’s intangible assets for the quarter and nine months ended September 30, 2011 was $221,411 and $258,261, respectively, of which $7,356 and $8,556 has been treated as a reduction of rental revenue, and $214,055 and $249,705 has been included in depreciation and amortization, for the quarter and nine months ended September 30, 2011, respectively.

The estimated future amortization expense for the Company’s intangible assets as of September 30, 2011 is as follows:

2011	$221,367
2012	885,467
2013	885,467
2014	885,467
2015	885,467
Thereafter	2,286,504

$6,049,739

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

7.	Stock Issuance and Offering Costs

As of September 30, 2011, the Company had raised approximately $22.2 million in proceeds through its Offering. The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs paid by the Company may not exceed 15% of the aggregate gross Offering proceeds. Offering expenses are generally funded by the Company’s Advisor and subsequently reimbursed by the Company subject to the limitation described above. As of September 30, 2011, the cumulative stock issuance and Offering costs incurred by the Company from inception was approximately $3.3 million. (See Note 9, “Related Party Arrangements,” for further discussion of amounts due to related parties for stock issuance and Offering costs and additional Offering costs incurred by the Advisor as of September 30, 2011.)

8.	Indebtedness

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

The proceeds of the Credit Facility will be made available, subject to various conditions, to fund corporate working capital needs, the acquisition of stabilized income producing commercial real properties and, subject to certain limitations, the acquisition of real estate-related equity securities and real estate-related debt instruments. Draws on the Credit Facility for real property acquisitions are collateralized by a first mortgage or deed of trust, as applicable, on the real property, a perfected first priority security interest in personal property relating to the real estate, and a pledge of the Company’s equity interest in the entity acquiring the property. The Credit Facility has a variable interest rate generally equal to LIBOR plus 275 or 325 basis points, or the lender’s prime rate plus 25 or 75 basis points, depending on certain factors. Payments on draws on the Credit Facility are interest only until maturity. The Company is also required to pay an annual fee ranging from 37.5 to 50 basis points on the unused portion of the Credit Facility. In connection with the Credit Facility, the Company incurred approximately $444,000 in origination fees and other loan costs. These costs have been capitalized and are being amortized as interest expense over the initial term of the Credit Facility.

On June 8, 2011, in connection with the acquisition of the Austin Property, $2.82 million was drawn on the Credit Facility. As of September 30, 2011, amounts payable under the Credit Facility totaled $2,827,050, including $7,050 in interest expense.

The Credit Facility contains customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, all set forth in the Credit Facility. As of September 30, 2011, the Company was in compliance with these covenants. The Credit Facility also contains customary events of default and remedies for the lender. The aggregate loan or any individual draw made under the Credit Facility may be prepaid, subject to a minimal prepayment fee.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

8.	Indebtedness (continued)

On June 28, 2011, in connection with the acquisition of Heritage Commons III, the Company obtained a $12.4 million loan (the “Mortgage Note Payable”). The Mortgage Note Payable bears interest at the rate of 4.7% per annum and has a five year term to July 1, 2016, with an extension option to December 1, 2018. Principal and interest on the loan is calculated based on a 25 year amortization, payable in equal monthly installments of $70,338 beginning August 1, 2011. The loan may be prepaid, at the Company’s option after August 1, 2013, subject to a yield maintenance charge. The loan is collateralized by a deed of trust, assignment of leases and rents, and security agreement granting the lender a first priority security interest in Heritage Commons III. The loan generally is nonrecourse to the borrower, a wholly owned subsidiary of the Company formed to acquire Heritage Commons III, except in the event of certain insolvency events involving the borrower or its managing member, or if the borrower fails to comply with certain covenants under the loan agreement.

Generally, the loan documents contain customary covenants, agreements, representations and warranties and events of default, all as set forth in the loan documents. As of September 30, 2011, the Company was in compliance with these covenants. The Operating Partnership has guaranteed certain of the borrower’s obligations under the loan agreement. In connection with the Mortgage Note Payable, the Company incurred approximately $232,000 in loan costs. These costs have been capitalized and are being amortized as interest expense over the term of the loan. As of September 30, 2011, $12,337,683 was outstanding on the Mortgage Note Payable.

9.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL (the “Managing Dealer”). In connection with services provided to the Company, affiliates are entitled to the following fees.

Managing Dealer—The Managing Dealer receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

Advisor—The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, Offering, acquisition and operating activities. Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the advisory agreement) of the Company’s properties as of the end of the preceding month.

Property Manager—Pursuant to a master property management agreement, the Property Manager receives property management fees of up to 4.5% of gross revenues for management of the Company’s properties. For the two properties owned as of September 30, 2011, the Company has agreed to pay the Property Manager property management fees ranging from 1.5% to 3% of gross revenues received of the applicable property.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

9.	Related Party Arrangements (continued)

CNL Capital Markets Corp—CNL Capital Markets Corp., an affiliate of CNL, receives an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to the Company pursuant to a services agreement.

The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with April 1, 2011 (the “Expense Year”), the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”) unless a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Organizational and Offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and Offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 7, “Stock Issuance and Offering Costs.” The Advisor has incurred an additional $5.5 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on expenses) as of September 30, 2011. These costs will be recognized by the Company in future periods as the Company receives future Offering proceeds to the extent such costs are within such 15% limitation.

For the quarter and nine months ended September 30, 2011, the Company incurred the following fees in connection with its Offering:

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Selling commissions	$361,803	$970,179
Marketing support fees	155,058	415,791

	$516,861	$1,385,970

For the quarter and nine months ended September 30, 2011, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Reimbursable expenses:
Offering costs	$263,638	$707,551
Operating expenses	159,481	660,637

	423,119	1,368,188
Investment services fees	—	431,050
Asset management fees	58,255	58,255
Property management fees	21,795	23,291

	$503,169	$1,880,784

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

9.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	September 30, 2011	December 31, 2010
Due to Managing Dealer:
Selling commissions	$12,536	$46,764
Marketing support fees	5,372	20,042

	17,908	66,806

Due to Property Manager:
Property management fees	7,400	—

	7,400	—

Due to the Advisor and its affiliates:
Reimbursable offering costs	53,925	33,403
Reimbursable operating expenses	771,766	899,982

	825,691	933,385

	$850,999	$1,000,191

10.	Distributions

On May 25, 2010, the Company’s board of directors authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended by the Company’s board of directors.

During the quarter and nine months ended September 30, 2011, cash distributions totaling $325,148 and $726,700, respectively, were declared payable to stockholders, including $115,514 declared but unpaid as of September 30, 2011, which were paid on October 14, 2011. For the quarter and nine months ended September 30, 2011, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes. As the Company had no distributable earnings or funds from operations (“FFO”), the distributions were made from capital proceeds.

11.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

12.	Subsequent Events

On October 27, 2011, the Company acquired a Class A office building in Fort Worth, Texas (“Heritage Commons IV”) for a purchase price of $31 million, exclusive of closing and loan costs. The Company funded $24.5 million of the purchase price from the proceeds of a $20.5 million mortgage loan (which bears interest at the rate of 6.018% per annum), and a $4.0 million mezzanine loan (which bears interest at the rate of 11% per annum), and paid the balance of the purchase price and the closing and loan costs from proceeds of its Offering. The Company incurred approximately $96,000 in acquisition related expenses in connection with the purchase. Heritage Commons IV is 100% leased to one tenant that is a full-service automotive finance company. There are approximately seven years remaining under this lease and the tenant has two renewal options of five years each. As of September 30, 2011, the Company had funded deposits totaling $1.25 million relating to the pending acquisition of Heritage Commons IV.

The following summarizes the allocation of the purchase price for Heritage Commons IV, and the estimated fair values of the net assets acquired:

Land and land improvements	$3,015,000
Building and improvements	15,900,000
Tenant improvements	4,026,000
Lease intangibles[1]	8,059,000

Net assets acquired	$31,000,000

[1]	The weighted-average amortization period is 7 years.

The following presents unaudited pro forma revenues and net loss of the Company as if Heritage Commons IV, as well as the Austin Property and Heritage Commons III, described in Note 3. “Acquisitions,” had been acquired as of January 1, 2011 and owned during the entire nine months ended September 30, 2011:

Revenues	$5,720,524

Net loss	$(2,522,804)

Net loss per share of common stock (basic and diluted)	$(1.38)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,826,835

During the period October 1, 2011 through November 4, 2011, the Company received additional subscription proceeds of approximately $1.3 million, including proceeds from the Company’s distribution reinvestment plan. As of November 4, 2011, the aggregate subscription proceeds totaled approximately $23.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010, and for the quarter and nine months ended September 30, 2011. Amounts as of December 31, 2010, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2010.

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

GENERAL

Global Income Trust, Inc. (hereinafter referred to as the “Company,” “we,” “us,” or “our”) was organized pursuant to the laws of the State of Maryland on March 4, 2009. We intend to invest in and operate income-oriented commercial real estate and real estate-related assets on a global basis. These investments may also include the investment in, and origination of, real estate-related investments such as mortgage, mezzanine, bridge, and other loans, debt securities such as commercial mortgage backed securities and those issued by other real estate companies, equity securities of real estate companies, as well as other real estate-related investments. We may invest in a range of real estate sectors including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. We anticipate that up to 60% of our assets may be located outside the United States. However, the relative percentage of domestic acquisitions compared to acquisitions outside of the United States may be weighted differently at any point in time, depending on global market conditions and opportunities.

Changes Relating to our Advisor and Property Manager

Our advisor is CNL Global Income Advisors, LLC (the “Advisor”) and our property manager is CNL Global Income Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC (“CNL”), our sponsor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement.

Prior to June 30, 2011, both the Advisor and Property Manager were joint ventures between CNL and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect our investment objectives or strategies.

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

Our management believes that these changes facilitate a more efficient way to leverage the global real estate competency of MIRA and MGPA Limited while decreasing certain of our administrative costs. Our investment objectives and policies remain the same and no changes were made to our advisory agreement with our Advisor or our property management agreement with our Property Manager. Although a CNL affiliate is the sole member of our Advisor and as such has sole management authority for our Advisor, our Advisor’s investment committee was expanded to seven members and includes one member designated by the MREAS sub-advisor, two members designated by the MGPA sub-advisor, and four members designated by our Advisor. In accordance with our policies, no investment can be made without the approval of the investment committee.

Taxation as a REIT

We currently operate and have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2010. In addition, we intend to continue to be organized and to operate so as to qualify and remain qualified as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level on our ordinary income and capital gains which we distribute currently to our stockholders. In order to qualify as a REIT, we must distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income (loss) and cash flows. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we may conduct business.

Asset Diversification and Global Focus

Location – In June 2011, we acquired our first two properties both of which are in Texas – a distribution center outside of Austin and an office building in Fort Worth. We recently announced the purchase of a second office building in the Fort Worth area. Our Advisor is currently evaluating other possible investments including a fully leased suburban value retail center located approximately forty minutes outside of a major city in Germany. We are currently negotiating a purchase and sale agreement for the property, however there can be no assurance that we will enter into a purchase and sale agreement for the property, or that if we do, that all or any conditions or contingencies will be satisfied and an acquisition of this property will be completed.

Our initial focus on U.S. properties was based on the relative ease with which we could conduct due diligence and acquire assets of relatively small dollar investments. Our anticipated purchase of the value retail center in Germany is fully aligned with our long term objective of investing up to 60% of our assets in locations outside the U.S.

In addition to sound property-level attributes, we carefully reviewed relevant demographic and economic factors that we expect to affect each property location as follows:

•

The Austin-Round Rock Metropolitan Area, the fourth largest in Texas with an estimated population of 1.7 million, has a robust, stable economy, and is within 200 miles of three of the nation’s largest ten cities in population. It is one of the fastest growing regions in the country, with its population having increased more than 40 percent in the past decade. Austin has one of the highest concentrations of technology and biotechnology companies nationally. The property has been fully leased by an investment grade tenant for ten years. The lease was renewed in April 2011 for an additional five years and upon expiration of the current term may be extended at the tenant’s option for an additional five years.

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

•

The suburban value retail space we are negotiating to acquire in Germany is in a region that is home to a population of 5.5 million. Value retail is an attractive asset class and a growing industry segment within Germany. Germany is attractive because of the relative stability of its economy within the Eurozone and the favorable employment and labor environment. In particular, Germany has experienced relatively limited negative impacts from the effort to resolve the European debt crisis due to its comparative strength in the region.

We expect to diversify our investments domestically and internationally by making further acquisitions. We see opportunities across sectors, including well-located suburban office, industrial and retail in select markets throughout the U.S. and we continue to research markets around the globe for opportunities that are consistent with our strategy. In particular, we are considering Europe and Asia for potential target acquisitions once we have raised additional equity, because:

•

While some countries within Europe are currently deleveraging at different speeds through a variety of austerity measures, opportunities can be found in many countries and cities because of their varied economies, governmental policies and prospects.

•

Asia is experiencing a surge in population, a strengthening of household incomes and with the trend toward urbanization these attributes are leading to increased demand for office and retail properties.

Asset type—Our initial investment focus has been to invest directly in real estate. We have indicated in our Offering documents, and continue to believe, that we will also invest in real estate through joint ventures, and that up to 30% of the portfolio could be invested in commercial real estate-related debt securities such as, B notes, mezzanine loans or commercial mortgage backed securities.

Asset class—Although our initial assets include industrial and office, we expect to invest in a wide variety of asset classes.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demands for funds during the next 12 months will be for real estate and real estate-related acquisitions and the payment of offering and operating expenses, distributions and debt service on any outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from net offering proceeds and financings. However, until such time as we are fully invested, we expect to continue to use proceeds from our offering to pay a portion of our operating expenses, distributions and debt service.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. There will be a delay between the sale of our shares and the purchase of properties or other investments, which could impact the amount of cash available for distributions. Therefore, we may determine to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our public offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

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

The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold through our offering of common stock and the resulting amount of the net offering proceeds available for investment. If the number of shares sold is substantially less than the maximum amount of the offering, we will likely make only a limited number of investments and will not achieve significant diversification of our investments.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is the proceeds of our public offering of up to $1.5 billion of shares of common stock (the “Offering”) which commenced on April 23, 2010. As of September 30, 2011, we had received aggregate proceeds of approximately $22.2 million from our Offering, including proceeds from the sale of shares through our distribution reinvestment plan. During the period October 1, 2011 through November 4, 2011, we received additional proceeds of approximately $1.3 million from our Offering. We expect to continue to raise capital under our Offering.

Borrowings

On March 24, 2011, we entered into a credit agreement with a third party lender (the “Credit Facility”). The Credit Facility provides a revolving line of credit to acquire properties in an initial amount of up to $35 million. We may request a one-time increase in the facility amount up to a total facility of $50 million prior to September 24, 2012, subject to no default having occurred or continuing at the time of the increase. The Credit Facility has an initial term of two years, with an option by us to extend for one 12-month period, subject to the payment of an extension fee and certain other conditions.

The Credit Facility has a variable interest rate generally equal to LIBOR plus 275 or 325 basis points, or the lender’s prime rate plus 25 or 75 basis points, depending on certain factors. Payments on draws on the Credit Facility are interest only, with all outstanding principal and accrued and unpaid interest due on March 24, 2013. We are also required to pay an annual fee ranging from 37.5 to 50 basis points on the unused portion of the Credit Facility. As of September 30, 2011, we had drawn $2.82 million under the Credit Facility in connection with our acquisition of the industrial distribution center described below. The availability of additional funds is subject to borrowing base asset requirements and other covenant restrictions.

On June 28, 2011, in connection with the acquisition of Heritage Commons III, described below, we obtained a $12.4 million loan from a third party lender. The loan bears interest at the rate of 4.7% per annum and has a five year term to July 1, 2016, with an extension option to December 1, 2018. Principal and interest on the loan is calculated based on a 25 year amortization, payable in equal monthly installments of $70,338 beginning August 1, 2011. Our operating partnership has guaranteed certain of the borrower’s obligations under the loan agreement. As of September 30, 2011, the balance of the loan was approximately $12.3 million.

Concurrent with the acquisition of Heritage Commons IV on October 27, 2011, we closed on a mortgage loan with a third party lender in the amount of $20.5 million and a mezzanine loan in the amount of $4.0 million. Refer to Note 12. “Subsequent Events,” to our condensed consolidated financial statements for further information pertaining to the terms of this loan.

Uses of Liquidity and Capital Resources

Acquisitions

During the nine months ended September 30, 2011, we acquired the following real estate investment properties:

Property/Description	Location	Date of Acquisition	Purchase Price

Heritage Commons III Class A office building (fee interest)	Texas	6/28/2011	$18,750,000

Austin Property Industrial Distribution Center (fee interest)	Texas	6/8/2011	4,550,000

		Total	$23,300,000

We funded $12.4 million and approximately $2.8 million of the Heritage Commons III and Austin Property purchase prices, respectively, with debt proceeds and the balance with proceeds of our Offering.

On October 27, 2011, we acquired a Class A office building known as Heritage Commons IV, located on approximately 10 acres of land in the Fort Worth, Texas metropolitan area (“Heritage Commons IV”) for $31 million, exclusive of closing and loan costs. We funded $24.5 million of the purchase price from the proceeds of a $20.5 million mortgage loan and a $4.0 million mezzanine loan, and paid the balance of the purchase price and the closing and loan costs from proceeds of our current Offering. In connection with our investment in Heritage Commons IV, we paid our Advisor an investment services fee of $573,500, which is equal to 1.85% of the purchase price of the property.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold, excluding shares sold pursuant to our distribution reinvestment plan, and reimbursement of actual expenses incurred in connection with the Offering such as, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and Offering costs and deducted from stockholders’ equity. In accordance with the our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and Offering costs to be paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

As of September 30, 2011, we have paid or accrued approximately $3.3 million in stock issuance and Offering expenses, representing the maximum amount described above. An additional $5.5 million of costs incurred in connection with the Offering (exceeding the 15% limitation on expenses) have been paid or incurred by our Advisor on our behalf as of September 30, 2011. These costs will be recognized by us in future periods as we receive future Offering proceeds to the extent such costs are within the 15% limitation.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2011, we used $1.2 million of net cash in operating activities. Approximately $0.8 million of such amount was acquisition fees and expenses which were funded from proceeds of our Offering. The balance was primarily general and administrative expenses in excess of our net operating income from our property investments for the period. Because we have only recently acquired properties and are in our acquisition stage, the net operating income from our properties is not yet sufficient to fund all of our expenses. Until such time as we generate sufficient net operating income from our investments, we expect to continue to fund such amounts with Offering proceeds.

Distributions

On May 25, 2010, our board of directors authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended by the board of directors.

During the nine months ended September 30, 2011, we declared cash distributions totaling $726,700, including $115,514 declared but unpaid as of September 30, 2011, which were distributed on October 14, 2011. Distributions paid to stockholders for the nine months ended September 30, 2011, were made from capital proceeds and were considered a return of capital for federal income tax purposes.

RESULTS OF OPERATIONS

From the time of our formation on March 4, 2009 through October 7, 2010, we had not commenced operations because we were in our development stage and had not received the minimum required Offering amount of $2.0 million in shares of common stock. Operations commenced on October 8, 2010, when aggregate subscription proceeds in excess of the minimum Offering amount were released to us from escrow. As a result, there are no comparative financial statements for the quarter and nine months ended September 30, 2010.

As of September 30, 2011, we owned two real estate investment properties that were 100% leased under operating leases.

The Austin Property is leased to FedEx Ground Package System, Inc. as a distribution center. The lease will expire on April 14, 2016, subject to the tenant’s option to extend the lease for an additional five year period. Annualized base rent is approximately $422,000, payable monthly, and the tenant is responsible for payment of property taxes, general liability insurance, utilities, repairs and maintenance, excluding structural and roof expenses.

Heritage Commons III is leased to DynCorp International, LLC, a global government services provider. The lease expires on December 31, 2018 and may be renewed at the option of the tenant for two additional terms of five years each. Annualized base rent for Heritage Commons III is currently approximately $2.19 million, payable monthly, increasing to approximately $2.28 million commencing October 1, 2016. In addition to base rent, the tenant also is responsible for payment of certain electrical expenses and operating expenses in excess of a specified amount for Heritage Commons III, subject to caps on certain expenses.

The following is a discussion of our results of operations for the quarter and nine months ended September 30, 2011:

Revenue. Rental revenue and tenant reimbursements were approximately $0.9 million for the quarter and nine months ended September 30, 2011. The Austin Property was acquired June 8, 2011 and Heritage Commons III was acquired June 28, 2011; therefore, revenues represent only a portion of what we expect to recognize for a full nine months in future periods for the two properties. In addition, we expect future increases in revenue as we continue to invest in additional real estate properties.

Property Operating Expenses. Property operating expenses for the quarter and nine months ended September 30, 2011, were approximately $0.4 million. These expenses are also expected to increase in future periods as we acquire additional properties and the Austin Property and Heritage Commons III are operational for the full period.

General and Administrative Expense. General, operating and administrative expenses for the quarter and nine months ended September 30, 2011 were approximately $0.3 million and $0.9 million, respectively, and were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors fees.

Acquisition Fees and Expenses. Acquisition fees and expenses for the quarter and nine months ended September 30, 2011, were approximately $0.1 million and $0.8 million, respectively, and consisted primarily of investment services fees paid to our Advisor in connection with our two property acquisitions during the second quarter.

Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter and nine months ended September 30, 2011 was approximately $0.3 million and $0.4 million, respectively, and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to our two properties.

Asset Management Fee. We incurred approximately $0.1 million in asset management fees payable to our Advisor during the quarter and nine months ended September 30, 2011, as a result of it managing our two property investments.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and nine months ended September 30, 2011 was approximately $0.3 million and $0.4 million, respectively, consisting primarily of interest expense and loan cost amortization relating to debt on our two property investments and the fee on the unused portion of the Credit Facility.

The results of operations for the quarter and nine months ended September 30, 2011, are not indicative of future performance due to the limited time in which we have been operational and the fact that we completed our first property acquisitions late in the second quarter. As we continue to acquire properties, we expect to have increased revenues and incur greater expenses in each of the above categories.

Beginning with the Expense Year April 1, 2011 through March 31, 2012, to the extent that operating expenses (as defined in the advisory agreement with the Advisor) payable or reimbursable by us, in any consecutive four quarters (an “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement with our Advisor), our Advisor will be required to reimburse us such excess, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

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

FUNDS FROM OPERATIONS AND MODIFIED FUNDS FROM OPERATIONS

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations

(“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, but including asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we intend to fund from the proceeds of our Offering and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income. As a result, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified FFO, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-listed REIT. Under IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs (“IPA Guideline”), MFFO excludes from FFO additional non-cash or non-recurring items, including the following:

•	acquisition fees and expenses which have been deducted as expenses in the determination of GAAP net income;

•	non-cash amounts related to straight-line rent;

•	amortization of above or below market intangible lease assets and liabilities;

•	accretion of discounts and amortization of premiums on debt investments;

•	impairments of real-estate related investments (including properties, loans receivable, and equity and debt investments);

•	realized gains or losses from the early extinguishment of debt;

•

realized gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

•	unrealized gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

•	unrealized gains or losses related to consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income; and

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. As of September 30, 2011, our MFFO is FFO, excluding acquisition fees and expenses, straight-line rent adjustments and the amortization of above market leases, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

•

Acquisition fees and expenses. In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been and will continue to be funded from the proceeds of this Offering and other financing sources and not from operations. We believe by excluding acquisition fees and expenses, MFFO provides useful supplemental information that is comparable between differing reporting periods for each type of our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. The exclusion of acquisition fees and expenses is generally the most significant adjustment to us at the present time, as we are currently in our offering and acquisition stages. However, if earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

•

Amortization of above market leases. Under GAAP, certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

•

Straight-line rent adjustment. Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

We may, in the future, make other adjustments to FFO as identified above at the time that any such other adjustments become applicable to our results of operations. MFFO, for example, may exclude impairment charges of real estate related investments, gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting and adjustments related to contingent purchase price obligations. Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairments represent non-cash charges that are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance. While impairment charges may be excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. In addition, MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

We believe that MFFO is helpful in assisting management to assess the sustainability of our distribution and operating performance in future periods, particularly after our offering and acquisition stages are complete because MFFO excludes acquisition fees and expenses that affect property operations only in the period in which a property is acquired; however, MFFO should only be used by investors to assess the sustainability of our operating performance after our Offering has been completed and properties have been acquired. Acquisition fees and expenses have a negative effect on our cash flows from operating activities during the periods in which properties are acquired.

Presentation of MFFO also is intended to provide useful information to investors as they compare the operating performance of different non-traded REITs, although it should be noted that not all REITs calculate MFFO the same way, so comparisons with other REITs may not be meaningful. Neither the Securities and Exchange Commission, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Furthermore, MFFO is not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. MFFO should not be construed as a historic performance measure or as more relevant or accurate than the current GAAP methodology in calculating net income (loss) and its applicability in evaluating our operating performance.

The following table presents a reconciliation of net loss to FFO and MFFO:

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011

Net loss	$(596,649)	$(1,979,902)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	331,718	386,968

FFO	(264,931)	(1,592,934)
Acquisition fees and expenses (1)	88,641	765,030
Amortization of above market lease intangible assets(2)	7,356	8,556
Straight-line rent adjustment(3)	(7,408)	(7,408)

MFFO	$(176,342)	$(826,756)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,984,627	1,494,781

Net loss per share (basic and diluted)	$(0.30)	$(1.32)

FFO per share (basic and diluted)	$(0.13)	$(1.07)

MFFO per share (basic and diluted)	$(0.09)	$(0.55)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 9. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2010 for a discussion of the various related party transactions, agreements and fees.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2011.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations and the related payment periods as of September 30, 2011:

	Payments Due by Period
	Less than 1 year	Years 1 - 3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$1,224,667	$4,630,619	$12,525,142	$—	$18,380,428
Other (2)	29,750,000	—	—	—	29,750,000

Total	$30,974,667	$4,630,619	$12,525,142	$—	$48,130,428

(1)	Assumes that the principal of the Heritage Commons III mortgage note payable and the Credit Facility are repaid at end of the initial term of each loan. In addition, includes estimated interest expense, deferred commitment fees and fees on the unused portion of the Credit Facility.
(2)	This item includes our obligation to purchase Heritage Commons IV, discussed in Note 12. “Subsequent Events” in the accompanying condensed unconsolidated financial statements, less $1,250,000 in deposits that were applied toward the purchase at closing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Intangible Assets. Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases (including renewal periods for below market rate leases only). Intangible assets associated with in-place leases are amortized over the remaining term of the respective lease to depreciation and amortization expense. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease will be expensed. Intangible assets are evaluated for impairment on an annual basis or upon a triggering event.

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

The following is a schedule of our fixed and variable rate debt maturities for each of the next five years, and thereafter (principal maturities only):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$42,500	$262,241	$276,672	$290,147	$304,280	$11,161,843	$12,337,683	$12,337,683
Weighted average interest rates of maturities	4.70%	4.70%	4.70%	4.70%	4.70%	4.70%
Variable rate debt			2,820,000				2,820,000	2,820,000
Average interest rate			LIBOR + 3.00%

Total debt	$42,500	$262,241	$3,096,672	$290,147	$304,280	$11,161,843	$15,157,683	$15,157,683

Management estimates that a hypothetical one-percentage point increase in LIBOR from June 8, 2011 (date of draw under the Credit Facility), would have resulted in additional interest costs of approximately $9,000 for the nine months September 30, 2011. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Our fixed rate mortgage which totaled $12.3 million at September 30, 2011, is subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms.

To estimate the fair value of our long-term debt, we used interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. We believe the carrying values of our fixed and variable rate debt approximate fair value at September 30, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We intend to use the net proceeds of our Offering to invest in a diverse portfolio of commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering was as follows as of September 30, 2011:

Shares registered	150,000,000
Aggregate price of offering amount registered	$1,500,000,000
Shares sold¹	2,226,717
Aggregated offering price of amount sold	$22,200,053
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer²	(3,261,924)
Direct or indirect payments to others	—

Net offering proceeds to the issuer after deducting Offering expenses	18,938,129
Purchases of real estate assets³	(10,095,030)

Remaining proceeds from Offering	$8,843,099

¹	Excludes shares issued to our Advisor.
²	Represents payment of selling commissions and marketing support fee to the Managing Dealer of our Offering and reimbursement of other offering costs to affiliates incurred to date.
³	Includes payment of investment services fees of $431,050 to our Advisor, other acquisition expenses and deposits on real estate. Amount excludes portion of purchase prices funded with debt proceeds.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and operating expenses from our net proceeds from our Offering.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	(Removed and Reserved)

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2011.

GLOBAL INCOME TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.