Form 10-K
period 2011-12-31
Global Income Trust, Inc.
filed 2012-03-14
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-158478

Global Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-4386951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the shares, on June 30, 2011, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $16,989,520.

The number of shares of common stock outstanding as of March 6, 2012 was 3,774,869.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Global Income Trust, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 29, 2012.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Global Income Trust, Inc. (herein also referred to as “we,” “our,” or “us” includes Global Income Trust, Inc. and each of its subsidiaries) intends that all such forward-looking statements be covered by the safe-harbor provisions for forward-looking statements of Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable.

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in this Annual Report on Form 10-K, and other documents filed from time to time with the Securities and Exchange Commission.

Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to: the global impact of the current credit crisis in Europe; changes in general economic conditions in the U.S. or globally (including financial market fluctuations); risks associated with our investment strategy; risks associated with the real estate markets in which we invest; risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks; risks associated with the use of debt to finance our business activities, including refinancing and interest rate risk and our failure to comply with our debt covenants; our failure to obtain, renew or extend necessary financing or to access the debt or equity markets; competition for properties and/or tenants in the markets in which we engage in business; the impact of current and future environmental, zoning and other governmental regulations affecting our properties; our ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects or acquired property value-add conversions, if applicable (including construction delays, cost overruns, our inability to obtain necessary permits and/or public opposition to these activities); defaults on or non-renewal of leases by tenants; failure to lease properties at all or on favorable rents and terms; unknown liabilities in connection with acquired properties or liabilities caused by property managers or operators; our failure to successfully manage growth or integrate acquired properties and operations; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage; the impact of outstanding or potential litigation; risks associated with our tax structuring; our failure to qualify and maintain our status as a real estate investment trust and our ability to protect our intellectual property and the value of our brands.

Management believes these forward-looking statements are reasonable; however, such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. Investors are cautioned not to place undue reliance on any forward-looking statements which are based on current expectations. All forward-looking statements attributable to us are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law.

Item 1.	BUSINESS

General

Global Income Trust, Inc., formerly known as Macquarie CNL Global Income Trust, Inc., was organized as a Maryland corporation on March 4, 2009 and has elected to be taxed, and currently operates as a real estate investment trust (“REIT”) for federal income tax purposes. The terms, “our Company” and “Global Income Trust, Inc.” include Global Income Trust, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Global Income Advisors, LLC (the “Advisor”), a Delaware limited liability company. The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Global Income Managers, LLC, (the “Property Manager”) to manage our properties under a master property management agreement.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Investment Objectives and Strategy

Our primary investment objectives are to:

—	provide stockholders with attractive and stable cash distributions;

—	preserve, protect and return stockholders’ invested capital;

—	invest in a diversified portfolio of assets; and

—

explore liquidity options in the future, including the sale of either us or our assets, potential merger opportunities, or the listing of our common shares on a national securities exchange (“Listing”).

There can be no assurance that we will be able to achieve our investment objectives.

Our investment strategy includes acquiring and operating a diverse portfolio of income-oriented commercial real estate and commercial real estate-related assets on a global basis. We may invest across a diverse spectrum of real estate sectors including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self-storage properties. These assets may also include the investment in, and origination of, real estate-related investments such as mortgage, mezzanine, bridge, and other loans; debt securities such as mortgage-backed securities and those issued by other real estate companies; equity securities of real estate companies; as well as other real estate-related investments. We may invest in other income-oriented commercial real estate assets, securities and investment opportunities that otherwise meet our investment objectives and policies. We anticipate that up to 60% of our assets may be located outside the United States. However, the percentage of domestic acquisitions compared to acquisitions made outside of the United States may be weighted differently at any point in time, depending on the global market conditions and opportunities.

Our strategy to realize our investment objectives will be driven by a disciplined approach to evaluating the important factors for each individual investment. We believe our Advisor and the sub-advisors it has engaged have the experience and ability to identify attractive assets, underwrite current operating performance, forecast potential changes to operating performance over time, and identify adequate exit strategies for assets, if required, as well as analyze the key metrics of the overall portfolio composition. By using this approach, we expect to be able to identify favorable acquisition targets and effectively manage our assets in order to achieve our primary investment objectives.

Common Stock Offering

On April 23, 2010, we commenced our initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act (the “Offering”). We commenced operations on October 8, 2010, when the minimum required offering proceeds were received and funds were released to us from escrow.

As of December 31, 2011, we had received total offering proceeds of approximately $28.5 million (2,856,855 shares), including approximately $0.3 million (34,670 shares) through our distribution reinvestment plan. During the period January 1, 2012 through March 6, 2012, we received additional subscription proceeds of approximately $9.0 million (896,662 shares) from our Offering, including approximately $0.1 million (11,312 shares) from our distribution reinvestment plan.

Our Offering had an initial termination date of April 23, 2012. Our board of directors has extended the Offering to April 23, 2013. We may elect to file another registration statement during the one-year extension period in order to sell additional shares and if so, we could continue to sell shares in our current Offering until the earlier of 180 days after April 23, 2013 or the effective date of the subsequent registration statement. If we file a subsequent registration statement, we could continue offering shares with the same or different terms and conditions.

Borrowings

Our intent is to target our aggregate borrowings to between 30% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. As of December 31, 2011, we had an aggregate debt leverage ratio of 65.3% of the aggregate carrying value of our assets.

Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders. We expect to generate little, if any, cash flow or funds from operations available for distribution until we make substantial investments. Therefore, until such time as we have sufficient cash flow or funds from operations, we may decide to not pay distributions or to fund all or a portion of the payment of distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities, a component of which includes our secured and unsecured borrowings and the proceeds of this offering. Our Advisor, its affiliates or related parties may also advance cash to us or defer or waive asset management fees or expense reimbursements or other fees in order for us to have cash to pay distributions in excess of available cash flow or funds from operations. We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance that we will be able to sustain distributions at any level.

On May 25, 2010, our board of directors authorized a daily cash distribution of $0.0017808 per share of common stock. Distributions are calculated based on the number of days each stockholder has been a stockholder of record. Currently, each month’s distributions are aggregated and paid in the following month. The daily distribution rate is equal to an annualized distribution rate of 6.5%, using our Offering price of $10.00 per share. Distributions pursuant to this policy began on October 7, 2010. Our board of directors intends to evaluate our distribution policy on a quarterly basis and reserves the right to change the per share distribution amount or otherwise amend or terminate this distribution policy.

Our board of directors determines the amount of each distribution and whether the distribution will be in cash or other property, which may include our own securities. The amount of each distribution generally will be based upon such factors as expected and actual cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the monetization of an asset, as well as other factors including an objective of maintenance of stable and predictable distributions regardless of the composition. Because of the effect of certain items, including depreciation and amortization associated with real estate investments, distributions, in whole or in part, in any period may constitute a return of capital for federal income tax purposes.

For the years ended December 31, 2011 and 2010, we declared cash distributions totaling approximately $1.1 million and $0.1 million, respectively, including approximately $0.1 million and $0.04 million declared but unpaid as of December 31, 2011 and 2010, respectively, which were distributed in January 2012 and 2011, respectively. As we have not had distributable earnings, or current accumulated earnings and profits since inception, distributions made through December 31, 2011 were from offering proceeds and were considered a return of capital for federal income tax purposes.

Acquisitions

As of December 31, 2011, we had acquired three commercial properties located in Texas. During March 2012, we completed an acquisition of a fully leased, suburban value retail center located approximately forty miles outside of Frankfurt, Germany. The property is fully leased at market rates to six German international and national non-food value retailers. Value retail is a term used to describe the segment of retail that focuses on products for price-conscious consumers, who comprise more than one-third of Germany’s retail market. Our properties are fully leased to tenants, whereby in addition to base rent, the tenants are responsible for some or all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. For additional information regarding our real estate properties and leases, see Item 2. “Properties.”

Significant Tenants

As of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010, we had the following tenants that individually accounted for 10% or more of our aggregate total revenues or leased more than 10% of our assets:

Tenant	Percentage of Total Revenues(1)		Percentage of Total Assets(2)
	2011	2010(3)	2011	2010(3)

DynCorp International LLC	57.61%	n/a	30.0%	n/a

Mercedes-Benz Financial Services USA, LLC	32.44%	n/a	50.6%	n/a

FOOTNOTES:

(1)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments and amortization of above market lease intangibles.

(2)	Represents net book value of real estate assets and lease intangibles associated with the property leased by the tenant as of the end of the period presented.

(3)	We did not own any properties during the year ended December 31, 2010.

We expect the percentage of assets leased and revenues contributed by our significant tenants to become less significant as we raise additional funds and acquire additional properties; however, any failure of these tenants to fulfill their obligations under their lease could have a material effect on us.

Financial Information about Industry Segments

Our current business consists of owning, managing, leasing, acquiring, developing, investing in, and as conditions warrant, disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment and review performance on a property by property basis, accordingly, we do not report segment information.

Competition

The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which will have greater resources than we will. We may also compete with affiliates of our Advisor and sub-advisors to acquire properties and other investments.

Employees

We are externally managed and as such we do not have any employees.

Advisor

Prior to June 30, 2011, both the Advisor and our Property Manager were joint ventures between an affiliate of CNL Financial Group, LLC (“CNL”) (our “Sponsor”) and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect our investment objectives or strategies.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to our Advisor and sub-property managers to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. In addition, on June 30, 2011, our Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”). MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world. We seek to invest in global income-oriented real estate investments by leveraging the value of the international real estate expertise of MIRA and MGPA Advisory and their affiliates combined with the domestic real estate expertise of CNL.

Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, identifying and making acquisitions and investments on our behalf and administering our accounting functions. In exchange for these services, our Advisor is entitled to receive certain fees from us.

In March 2012, our board of directors approved an amended and restated advisory agreement and amended and restated property management and leasing agreement with our Advisor and Property Manager, respectively. The revised agreements permit our subsidiaries to enter into contracts for certain real estate services directly with the Advisor’s sub-advisors and Property Manager’s sub-property managers providing services to us.

The revisions made to the advisory agreement and the property management agreement did not result in a change in the economic or legal rights and obligations of us, the Advisor or the Property Manager under the original agreements, nor was there a change in scope or quality of services to be provided to us.

The current advisory agreement continues through April 7, 2013, and thereafter may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor and the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data.”

Tax Status

We elected to be taxed as a REIT under Sections 856(c) of the Internal Revenue Code (the “Code”) commencing with our taxable year ended December 31, 2010. In order to be taxed as a REIT, we are subject to a number of organizational and operational requirements, including the requirement to make distributions to our stockholders each year of at least 90 percent of our REIT taxable income (excluding any net capital gain). As a REIT, we generally will not be subject to U.S. federal corporate income tax on income we distributed to our stockholders. As a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we conduct business.

Prior to 2010 and our REIT election, our operations were subject to tax; however, we did not have earnings.

Available Information

Our Sponsor maintains a website at www.IncomeTrust.com containing additional information about our business, and a link to the Securities and Exchange Commission (“SEC”) website (www.sec.gov), but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

We make information available free of charge through our website, as soon as practicable after we file them with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Form 14A and if applicable, amendments to these reports.

Item 1A.	RISK FACTORS

The risks and uncertainties described below represent those risks and uncertainties that we believe are material to investors. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.

Company Related Risks

There is no public market for our shares and there can be no assurance that one will develop.

Our shares are not listed and there is no current public market for shares of our common stock. There is no assurance that one will develop. We have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. Even if you are able to sell your shares, the price received for any shares could be less than what you paid or less than your proportionate value of the assets we own. There likely will not be any independent third party value of the shares. Additionally, although we have a share redemption plan, it is subject to conditions and limitations, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate the plan at any time. Further, we may not have sufficient liquidity to satisfy your redemption requests. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency and, if you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price. In the future, our board of directors may consider various exit strategies, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all.

We and our Advisor have limited operating histories.

We and our Advisor have limited operating histories. Prior to October 8, 2010, the date our operations commenced, we had no previous performance history. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, our Advisor must, among other things:

—	identify and acquire investments that meet our investment objectives;

—	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

—	respond to competition for our targeted real estate properties and other investments; and

—	continue to build and expand its operational structure to support our business.

There can be no assurance that our Advisor will succeed in achieving these goals.

Because we rely on affiliates of CNL for advisory, property management and managing dealer services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

CNL, through one or more of its affiliates or subsidiaries, owns and controls our Advisor and our Property Manager as well as one of our sub-advisors and sub-property managers. In addition, CNL, through a subsidiary, owns and controls CNL Securities Corp. (“Managing Dealer”), the managing dealer of the Offering. In the event that any of these affiliates or related parties are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

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

Even if we are successful in raising sufficient capital, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements and our reliance on our Advisor at times when management of our Advisor are simultaneously seeking to locate suitable investments for other real estate investment programs sponsored by CNL or its affiliates, some of which may have investment objectives and employ investment strategies that are similar to ours.

If we are unable to invest our offering proceeds in real estate assets in a timely manner, we may invest the proceeds of our Offering in short-term, investment-grade securities. These securities typically yield less than investments in commercial real estate. The proceeds of such short-term investments may also be used to pay expenses of our Advisor, Property Manager and other affiliates and related parties in connection with acquiring and managing, as applicable, real estate and real estate-related assets.

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

—	the election or removal of directors;

—

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

—	effect stock splits and reverse stock splits;

—	our termination, liquidation and dissolution;

—	our reorganization;

—

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

—	our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

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

Our ability to replace our Property Manager may be limited. Under the terms of our property management agreement, we may terminate the agreement (i) in the event of our Property Manager’s voluntary or involuntary bankruptcy or a similar insolvency event, or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the Property Manager relating to all or substantially all of the properties being managed under the agreement that is not cured within 30 days after notice to the Property Manager. We may amend the property management agreement from time to time to remove a particular property from the pool of properties managed by our Property Manager (i) if the property is sold to a bona fide unaffiliated purchaser, or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the Property Manager relating to that particular property that is not cured within 30 days after notice to the Property Manager. Our board of directors may find the performance of our Property Manager to be unsatisfactory. However, unsatisfactory performance by the Property Manager may not constitute “cause.” As a result, we may be unable to terminate the property management agreement even if our board concludes that doing so is in our best interest.

Our stockholders may experience dilution if we issue additional shares.

Future issuances of common stock will reduce the percentage of our shares owned by investors purchasing shares in our Offering who do not participate in future stock issuances. Stockholders will not be entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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

We are not registered, and we do not intend to register, or have any of our subsidiaries register, as an investment company under the Investment Company Act. If we become obligated to register us or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

—	limitations on capital structure;

—	restrictions on specified investments;

—	prohibitions on transactions with affiliates; and

—	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

In order to qualify for the exception under Section 3(c)(5)(C) of the Investment Company Act, the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets, at least 25% of its assets are permitted to be comprised of additional qualifying assets or a broader category of assets that we refer to as “real estate-related assets” under the Investment Company Act, and no more than 20% of the entity’s assets be comprised of miscellaneous assets. Mortgage-backed securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related assets, including mortgage-backed securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

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

A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to avoid regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, we and our wholly and majority-owned subsidiaries may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

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

We will establish capital reserves on a property-by-property basis, as we deem appropriate to pay operating expenses to the extent that the property does not generate operating cash flow to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Additionally, due to the volatility and uncertainty experienced in recent years by domestic and international financial markets (most visibly within, but not exclusive to, the “subprime” mortgage lending sector of the credit market), liquidity has tightened in financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access credit markets in order to obtain financing on reasonable terms or at all. Although we expect to use leverage with respect to our investments and may undertake subsequent offerings of our capital stock, there can be no guarantee that these sources will be available to use. Although currently we have a revolving line of credit facility available to us, we cannot assure you that the line of credit facility or any other such sources of funding will be available to us for potential capital needs in the future.

There can be no assurance that we will be able to achieve expected cash flows necessary to maintain distributions at any particular level, or that distributions, if any, will increase over time.

There are many factors that can affect the availability and timing of distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage or other loans and assets, current and projected cash requirements, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the monetization of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, as well as our operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure you that:

—	rents from our properties will remain stable or increase;

—	tenants will not default under or terminate their leases;

—	securities we buy will increase in value or provide constant or increased distributions over time;

—	loans we make will be repaid or paid on time;

—	loans will generate the interest payments that we expect; or

—	acquisitions of real properties, mortgage or other loans, or our investments in securities or other assets, will increase our cash available for distributions to stockholders.

Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to be paid on our shares.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay distributions. For instance:

—	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

—	Cash available to pay distributions may decrease if the assets we acquire have lower yields than expected.

—

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

—	The payment of principal and interest required to service the debt resulting from our policy to use leverage to acquire assets may leave us with insufficient cash to pay distributions.

—

We may pay distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code (the “Code”) and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

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

We may pay distributions from sources other than our cash flow from operations, funds from operations or modified funds from operations.

We expect to generate little, if any, cash flow from operations, funds from operations (“FFO”) or modified funds from operations (“MFFO”) until we make substantial investments. Our organizational documents permit us to make distributions from any source, such as from the proceeds of our Offering or other offerings, cash advances to us by our Advisor, cash resulting from a waiver of asset management fees, and borrowings, which may be unsecured or secured by our assets, in anticipation of future net operating cash flow. Accordingly, until such time as we are generating operating cash flow, FFO or MFFO, we may determine not to pay distributions or to pay all or a portion of our distributions from sources other than net operating cash flows. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. Commencing in the fourth fiscal quarter of 2010, we have made cash distributions from offering proceeds. To the extent we make cash distributions, or a portion thereof, from sources other than operating cash flow, FFO or MFFO, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. Further, distributions that exceed cash flow from operations, FFO or MFFO may not be sustainable. If offering proceeds are used to fund distributions, earlier investors may benefit from the investments made with funds raised later in our Offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors. For the years ended December 31, 2011 and 2010, we declared cash distributions totaling approximately $1.1 million and $0.1 million, respectively. As we have not had any distributable earnings, or current or accumulated earnings and profits since inception, distributions paid to stockholders for the years ended December 31, 2011 and 2010, were made from offering proceeds and were considered a return of capital for federal income tax purposes.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor, Its Affiliates and Related Parties

We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates and related parties, including the material conflicts discussed below.

Our Advisor, Property Manager and other entities affiliated with CNL that conduct our day-to-day operations will face competing demands on their time.

We rely upon our Advisor, including its investment committee, our Property Manager and the executive officers and employees of entities affiliated with CNL, to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other real estate investment programs sponsored by CNL, one of which is Global Growth Trust, Inc., and they may have other business interests as well. One of our directors, James M. Seneff, Jr., is also a director of other real estate investment programs sponsored by CNL, including Global Growth Trust, Inc., and Matthew S. Banks, one of our directors, is also on the board of directors of Global Growth Trust, Inc. We have in common with Global Growth Trust, Inc. the same executive officers. Additionally, our Advisor and the advisor to Global Growth Trust, Inc. have in common the same managers, executive officers and investment committee members. We currently anticipate that our executive officers and the executive officers of our Advisor that are common to both our Advisor, and the advisor of Global Growth Trust, Inc., will, on average, devote approximately one-third of their time to our business and operations, approximately one-third of their time to the business and operations of Global Growth Trust, Inc., and the balance of their time will be devoted to other real estate programs of CNL or its affiliates. It is also intended that the managers of our Advisor (who are not also executive officers of our Advisor) and the Advisor’s representatives on its investment committee will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Other real estate investment programs sponsored by CNL or its affiliates use certain investment strategies that are similar to ours, and our Advisor and its affiliates, and their and our executive officers, will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL or its affiliates, including Global Growth Trust, Inc., may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL sponsors three other public unlisted active real estate investment programs that focus on commercial real estate, one of which, Global Growth Trust, Inc., also has a global investment strategy. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL or its affiliates and managed by the same persons who are who are executive officers and employees of our Advisor or its affiliates. We cannot assure you that properties we want to acquire will be allocated to us in this situation. Neither CNL nor its affiliates are required to allocate any prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL or its affiliates. We also may be precluded from certain investment opportunities. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL or its affiliates own properties. If one of such other programs sponsored by CNL or its affiliates attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

The sub-advisors engaged by our Advisor to assist in identifying and acquiring international investments will have competing demands on their time and are not obligated to offer any investments to us.

We may compete with existing and/or future programs sponsored by affiliates of the MREAS sub-advisor and MGPA Advisory for the acquisition of commercial properties and other investments. The representatives of the MREAS sub-advisor and MGPA Advisory who are members of the Advisor’s investment committee, who are also executive officers and employees of other MIRA or MGPA Advisory entities, and who are also representatives of sub-advisors to Global Growth Trust, Inc., must determine if their respective affiliates’ sponsored programs or our Company, or Global Growth Trust, Inc., should invest in a real property or other asset, or enter into a joint venture or co-ownership arrangement for the acquisition of specific investments. Although we expect that the MREAS sub-advisor and MGPA Advisory will locate and present investment opportunities to us, neither they nor their respective affiliates are required to present any investment opportunity to us.

Our Advisor and its affiliates, including all of our executive officers and our affiliated directors, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

We may pay our Advisor (including its sub-advisors) and affiliates, the managing dealer of the Offering and our Property Manager, substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

—	the continuation, renewal or enforcement of our agreements with our Advisor, its affiliates and related parties;

—	additional public offerings of equity by us, which entitle CNL Securities Corp., as managing dealer, to fees and our Advisor to increased asset management fees;

—	property sales, which may entitle our Advisor to real estate commissions;

—	property acquisitions from third parties, which entitle our Advisor to investment management and asset management fees;

—

borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our Advisor and which entitle our Advisor or its affiliates to receive other acquisition fees in connection with assisting in obtaining financing for assets if approved by our board of directors, including a majority of our independent directors;

—

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

—	the listing of, or other liquidity event with respect to, our shares, which may entitle our Advisor to a subordinated incentive fee;

—	a sale of assets, which may entitle our Advisor to a subordinated share of net sales proceeds; and

—	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our Advisor to additional fees.

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

We may internalize management functions provided by our Advisor, our Property Manager and their respective affiliates. Our board of directors may decide in the future to acquire assets and personnel from our Advisor, our Property Manager or their affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our Advisor or our Property Manager, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in our Offering and could reduce the net income per share, FFO per share and MFFO per share attributable to your investment.

In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income, FFO and MFFO. We cannot reasonably estimate the amount of fees to our Advisor, Property Manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, Property Manager and other affiliates, our net income per share, FFO per share and MFFO per share would be lower than they otherwise would have been had we not acquired these entities.

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

The returns we earn on our real estate assets will be impacted by risks generally incident to the ownership of real estate, including:

—	changes in local conditions, including oversupply of space or reduced demand for real estate assets of the type we will own;

—	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

—	changes in supply of, or demand for, similar or competing properties in a geographic area;

—	an inability to acquire and finance properties on favorable terms;

—	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

—	the illiquidity of real estate investments generally;

—	changes in tax, real estate, environmental, land use and zoning laws;

—	vacancies or inability to rent space on favorable terms;

—	acts of God, such as earthquakes, floods and hurricanes;

—	inability to collect rents from tenants;

—	discretionary consumer spending and changing consumer tastes; and

—	periods of high interest rates and negative capital market conditions.

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our limited partners, if any, in our operating partnership or by our lenders. Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the countries in which we invest, as a whole or by the local economies where our properties and the properties underlying our other real estate-related investments are located, including:

—	poor economic conditions may result in defaults by tenants of our properties and borrowers under any investments in mortgage, bridge or mezzanine loans;

—	job transfers and layoffs may cause tenant vacancies to increase; and

—	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

International investments create additional risks.

We have purchased real property, and we expect to continue to purchase additional real estate and other real estate-related investments outside of the United States. We anticipate that up to 60% of our investments may be in assets located in jurisdictions outside the United States. Foreign investments are subject to many of the same risks as domestically located properties as well as additional risks such as:

—

governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

—	variations in currency exchange rates;

—	changes in relative interest rates;

—	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

—	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

—	if our REIT status is not recognized in foreign countries, any income or gains from foreign sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes;

—	any changes in foreign tax laws might have a negative impact to us or our stockholders;

—	lack of uniform accounting standards (including availability of information prepared in accordance with generally accepted accounting principles (“GAAP”));

—	more stringent environmental laws and operational health and safety regulations or changes in such laws;

—	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

—

high inflation in the countries in which we purchase real estate or make real estate-related investments could increase our expenses and the introduction of governmental actions to curb such inflation, such as price controls, could have unintended and additional adverse consequences to our business;

—

deflationary periods in the countries in which we invest may reduce demand for our assets in those countries, reducing the value of such investments and therefore the returns to us and our stockholders;

—	increased risks if we, our Advisor and its affiliates have only limited experience investing in real property or other investments in a specific country where a property is acquired; and

—	legal and logistical barriers to enforcing our contractual rights.

Adverse political, economic, social, diplomatic developments and adverse changes in laws or regulations may adversely affect our investments and the rates of return we are able to achieve on those investments. We may make investments in countries whose governments or economies may prove unstable. We may encounter political and legal risks particularly in developing countries and emerging markets. Certain of the countries in which we may invest are economically developing countries with political, economic and legal systems that are different from or less developed or less comprehensive than those of the U.S. or western Europe and which may have limited or different experience with respect to the implementation, interpretation and enforcement of laws. Our financial results, as well as the investment opportunities available to us, may be adversely affected by uncertainties such as political economic or social instability, diplomatic developments and changes in laws or regulations in such countries, including in the areas of taxation, bankruptcy and ownership of assets located in those countries. Actions or inaction by the governments of such countries could have a significant effect on, among other things, the local economic conditions, and could adversely affect local real estate markets. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on the value of investments in those countries and the rates of return we are able to achieve on such investments. We may also lose the total value of any real estate asset which is nationalized, expropriated or confiscated.

Continued market disruptions may adversely affect our operating results.

In recent years, the global financial markets have experienced pervasive and fundamental disruptions. A disruption in the financial markets or the financial stability of a country often results in a significant negative impact on the financial markets globally. Such disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and have resulted in and could lead to further weakening of the U.S. and other countries in which we may invest. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry generally or by the local economic conditions in the foreign jurisdictions in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has been significantly restricted, as a result of tightened underwriting standards. Continued declines in the financial markets may materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also negatively impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

Our operating results could be negatively impacted during periods of rising inflation or during periods of deflation.

Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the development or maintenance of real estate assets or to the return expected with respect to such assets. During periods of high inflation, capital tends to move to other assets, such as (historically) gold, which may adversely affect the prices at which we are able to sell our investments. There may be limited cash available for distribution from real estate assets with fixed income streams. The market value of such investments may decline in value in times of higher inflation rates. Some of our investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.

During periods of deflation, the demand for assets in which we have invested could fall, reducing the revenues generated by, and so the value of, such investments, resulting in reduced returns to us and our stockholders. Where the operating costs and expenses associated with any such investments do not fall by a corresponding amount, the rate of return to us and our stockholders could be further reduced. As a result, it may be more difficult for leveraged assets to meet or service their debt obligations. Periods of deflation are often characterized by a tightening of money supply and credit, which could limit the amounts available to us with which to acquire or refinance our investments, which would limit the number and size of investments that we may make and affect the rate of return to us and our stockholders. Such economic constraints could also make the real estate assets in which we may invest more illiquid, preventing us from divesting such assets efficiently and so reducing the return to us and our stockholders from such investments.

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

Increasing vacancy rates for certain classes of real estate assets resulting from disruptions in the financial markets and deteriorating economic conditions in recent years could adversely affect the value of assets we acquire in such classes.

We depend upon tenants for a majority of our revenue from real property investments. Disruptions in the financial markets and deteriorating economic conditions in recent years have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including office and retail properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Business failures and downsizings have led to reduced demand for office space and reduced consumer demand for retail products and services, has led to retail business failures or downsizings and reducing demand for retail space. Reduced demand for commercial properties such as retail and office space could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate we may acquire and such real estate could experience higher levels of vacancy than anticipated at the time of our acquisition of such real estate. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

Our co-venture partners or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.

We may enter into joint ventures or other co-ownership arrangements with other real estate investment programs sponsored by CNL or with other third parties. We may also purchase properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

—	the possibility that our co-venturer or partner in an investment might become bankrupt;

—	the possibility that a co-venturer or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

—	the possibility that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

—	the possibility that we may incur liabilities as the result of an action taken by our partner or co-investor; or

—

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

We compete to acquire properties with third parties that may be better capitalized than we are.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. We may not be able to purchase properties at prices that allow us to earn returns consistent with our investment objectives, if at all.

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

We may from time to time make acquisitions outside of property classes that have been the focus of the management of our Advisor or its sub-advisors. The experience of the management of our Advisor or its sub-advisors in existing markets in owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, identify appropriate acquisition opportunities or hire and retain key personnel. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

—

Many healthcare facilities derive revenue from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. Failure to maintain certification and accreditation in these programs would result in a loss of funding from these programs.

—

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

—

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

—

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

In order to maintain qualification as a REIT, there are certain properties that we are not permitted to manage or operate. For example, we will generally not be able to operate any healthcare property or lodging property or participate in the decisions affecting the daily operations of those facilities. Thus, if we acquire any of these property types, we will either lease the property to a third party or enter into an arm’s-length lease with a taxable REIT subsidiary (a “TRS”) which will, in turn, retain third parties to operate these properties.

We will not have the authority to dictate how a facility is operated or to direct any particular aspect of a facility’s daily operation. Thus, even if we believe a healthcare or lodging facility is being operated inefficiently, we may not be able to force the management company to change its method of operation. We can only seek legal redress if a third party or TRS violates the terms of our lease with them or a management company violates the terms of the management agreement with a TRS. Terminating a lease or a management agreement may require the payment of substantial termination fees and could significantly disrupt operations.

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

In addition to the limitations in our articles of incorporation, our board of directors has adopted a policy to generally limit our aggregate borrowings to not exceed approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest. Our policy limitation, however, will not apply to individual real estate assets and will only apply once we have ceased raising capital under this or any subsequent primary offering prior to Listing, and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

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

The commercial mortgage-backed securities (“CMBS”) in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

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

We may invest in the equity securities of collateralized debt obligations (“CDOs”) and these investments may involve significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.

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

Instability in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

We may not be able to obtain financing for investments on terms and conditions acceptable to us, if at all. Domestic and international financial markets have, in recent years, experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

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

We may be unable to refinance or sell properties collateralized by debt that is maturing on acceptable terms and conditions, if at all. This risk may be greater in the case of interest-only loans or balloon payment loans where no or little payments on the principal amount of the loan have been made. If interest rates are higher at the time we intend to refinance, we may not be able to refinance the properties at reasonable rates and our income could be reduced. In addition, we may incur indebtedness that bears interest at a variable rate. Increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. Increased interest rates either on refinancing of properties or on variable rate loans could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

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

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations we will have additional REIT tax compliance requirements and we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may be unable to manage these risks effectively.

In addition, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandates regulated, centralized clearing and trading environments for swap (hedging) agreements or, where clearing is unavailable, imposes collateral and capital requirements to protect counterparties and to discourage over-leveraging. There currently are limited enumerated exceptions to the clearing or collateral requirement. A swap is exempt from the clearing requirement (or the alternative collateral and capital requirement) if one of the counterparties is not a financial entity and is using the swap to hedge or mitigate its commercial risk, commonly known as an “end-user exception”. The Commission is devising rules to effect these provisions of the Dodd-Frank Act, including determining whether REITs and other investors are included within the “end-user exemption.” If REITs are determined not to be an end-user and we acquire derivative instruments, we will be required to retain in reserve a certain amount of capital that would otherwise be used for investments, which ultimately could negatively impact returns to our stockholders. Alternatively, if we determine that the collateral/capital requirements are too prohibitive and therefore we do not employ a hedging strategy, we will be at increased risk for foreign exchange and interest rate fluctuations

We may not be able to successfully complete securitization transactions, which may hurt our ability to grow our business.

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

The tax on prohibited transactions will limit our ability to engage in transactions that may be treated as sales for U.S. federal income tax purposes, including certain methods of securitizing loans and selling our loans and real estate properties.

A REIT’s gain from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, including mortgage loans and real estate, held as inventory or held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans or otherwise dispose of loans or real estate in a manner that is treated as a sale of the loans or real estate for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans or real estate at the REIT level, and may limit the structures we utilize for our securitization transactions, even though such sales or structures might otherwise be beneficial to us.

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

Since 2007, domestic and international credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. Globally, countries are faced with management of increasing levels of debt and some countries may be unable to repay their sovereign debt. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and CDOs, but also with the United States and international credit and financial markets as a whole.

If we invest in real estate-related securities, including CMBS, as part of our investment strategy, we will be exposed to the volatility of the credit markets. Turmoil in the credit markets may have a material adverse effect on both the value of our securities portfolio and the availability or cost of any debt used in connection with our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if such investments were actually sold. Further, due to the recent market events, these investments would be subject to rapid changes in value caused by sudden developments that could have a material adverse effect on the value of these investments.

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

The mortgage loans in which we plan to invest are secured by underlying real property interests. To the extent that the value of the property underlying our mortgage loans decreases, our security might be impaired, which might decrease the value of our assets. Since the fourth quarter of 2007, real property values have been declined throughout much of the United States and may continue to decline even after we purchase a loan on terms that we believe accounts for this possibility.

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

We may make bridge loans secured by first lien mortgages on properties to borrowers that typically seek short-term capital in connection with acquisitions, developments or refinancing of real estate. Bridge loan borrowers typically borrow funds under a conventional mortgage loan to repay the bridge loan. We face a risk that a borrower under our bridge loan will be unable to obtain permanent financing to repay our bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance.

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

In connection with the commencement of our Offering, Arnold & Porter LLP rendered an opinion to us that we would be organized in conformity with the requirements for qualification and taxation as a REIT under the Code, for our taxable year ended December 31, 2010, and if so elected, that our proposed method of operations would enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ended December 31, 2010. This opinion was based upon, among other things, our representations as to the manner in which we were and will be owned and the manner in which we would and will invest in and operate assets. However, our qualification as a REIT has depended on and will continue to depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Arnold & Porter LLP has not reviewed and will not review our compliance with the REIT qualification standards on an ongoing basis. While we believe that we have qualified as a REIT at all times beginning with the year ended December 31, 2010, we may fail to satisfy the REIT requirements in the future. The opinion given by Arnold & Porter LLP represented Arnold & Porter LLP’s legal judgment based on the law in effect as of the date of the initial prospectus for the Offering. Arnold & Porter LLP’s opinion is not binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

We believe we have qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2010.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors. In cases where a property disposition does not satisfy the safe harbor rules, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax and thereby reducing the amount of cash available for investment by us or distribution to stockholders.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of such property by a TRS could reduce the risk of the Internal Revenue Service successfully asserting application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

As a REIT, the value of our investment in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than investments relating to real property or mortgages on real property and from certain other specified sources. Distributions paid to us from a TRS are considered to be non-qualifying income for purposes of satisfying the 75% gross income test required for REIT qualification. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

As we make foreign investments, we could be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

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

Legislative or regulatory action could adversely affect us or your investment in us.

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

Although REITs continue to receive more favorable tax treatment than entities taxed as corporations(a deduction for dividends paid is afforded REITs), it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our articles of incorporation provide our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

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

Excessive non-real estate asset values may jeopardize our REIT status.

In order to qualify as a REIT, among other requirements, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate not more than 25% of our total assets. In addition, under federal income tax law, we may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a TRS) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company

(other than certain specified securities), or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more TRSs which have, in the aggregate, a value in excess of 25% of our total assets.

The 75%, 25%, 10% and 5% REIT qualification tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, we will cease to qualify as a REIT, unless certain requirements are satisfied.

We may have to borrow funds or sell assets to meet our distribution requirements.

Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income to its stockholders. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes, but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items which actually have been paid, or some of our deductions might be subject to certain disallowance rules under the Code. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirements applicable to a REIT.

Despite our REIT status, we remain subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred.

Even if we qualify as a REIT, we are subject to some federal, foreign and state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT. Foreclosure property includes property with respect to which we acquire ownership by reason of a borrower’s default on a loan or possession by reason of a tenant’s default on a lease. We may elect to treat certain qualifying property as “foreclosure property,” in which case, the income from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, we must satisfy additional requirements, including that we operate the property through an independent contractor after a short grace period. We will be subject to tax on our net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income. Any such tax incurred will reduce the amount of cash available for distribution.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

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

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

—	your investment is consistent with your fiduciary obligations under ERISA and the Code;

—	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

—	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

—	your investment will not impair the liquidity of the plan or IRA;

—	your investment will not produce “unrelated business taxable income” for the plan or IRA;

—	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

—	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

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

Our articles of incorporation provide that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct and without negligence or misconduct on the part of our officers and non-independent directors, our Advisor or affiliates and without gross negligence or willful misconduct by our independent directors. In addition, our articles of incorporation provide that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary or other damages. Our articles of incorporation also provide that, with the approval of our board of directors, we may indemnify our employees and agents for losses they may incur by reason of their service in such capacities so long as they satisfy these requirements. We have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases.

The limit on the percentage of shares of our stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our articles of incorporation restrict the direct or indirect ownership by one person or entity to no more than 9.8%, by number or value, of any class or series of our equity stock (which includes common stock and any preferred stock we may issue), and this restriction may be waived only by our board of directors, in its sole discretion, under certain conditions. This restriction may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and stockholders and may also decrease your ability to sell your shares of our common stock.

Investors in the Offering do not have preemptive rights.

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

—	a merger, offer or proxy contest;

—	the assumption of control by a holder of a large block of our securities; or

—	the removal of incumbent management, including our Advisor and Property Manager.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.      PROPERTIES

As of December 31, 2011, we had invested in three real estate investment properties through wholly owned subsidiaries. The following table sets forth details about each of our properties:

Name and Location		Date Acquired	Description	Net Rentable Square Footage	Initial Purchase Price	Encum- brances	Ownership Interest	Occupancy at the end of 2011	Effective Monthly Rent per Square Foot for 2011(4)
Austin Property Pflugerville, Texas	(1)	06/08/11	Light Industrial Building	51,189	$4,550,000	$2,820,000	100%	100%	$0.69
Heritage Commons III Fort Worth, Texas	(2)	06/28/11	Office Building	119,001	18,750,000	12,274,605	100%	100%	$1.53
Heritage Commons IV Fort Worth, Texas	(3)	10/27/2011	Office Building	164,333	31,000,000	24,444,274	100%	100%	$1.74

FOOTNOTES:

(1)	100% leased to FedEx Ground Package System, Inc.

(2)	100% leased to DynCorp International, LLC

(3)	100% leased to Mercedes-Benz Financial Services USA, LLC

(4)	Contractual rent as of December 31, 2011. Excludes tenant reimbursements, straight-line rent adjustments, and amortization of above-market lease intangibles.

Geographic Concentration

During the year ended December 31, 2011, all of our properties were located in Texas. We expect that our geographic concentration will become less significant as we acquire additional properties.

Future Lease Payments Table

The following table presents the future minimum lease rental payments due to us for each of the next five years and thereafter, in aggregate, under non-cancelable leases as of December 31, 2011:

2012	$6,042,377
2013	6,145,496
2014	6,454,853
2015	6,454,853
2016	6,180,792
Thereafter	11,301,950

$42,580,321

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments and amortization of above-market lease intangibles, as well as, payments due in future renewal periods not yet exercised by the tenants.

Portfolio Lease Expirations

The following table presents lease expirations for non-cancelable leases as of December 31, 2011:

Year of Expiration(1)	Number of Expiring Leases	Annualized Base Rent(2)	Percentage of Portfolio Annualized Base Rents Expiring	Leased Rentable Square Feet Expiring	Percentage of Portfolio Rentable Square Feet Expiring

2016	1	$421,769	6.4%	51,189	15.3%
2018	2	6,131,855	93.6%	283,334	84.7%

Total	3	$6,553,624	100.0%	334,523	100.0%

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.

(2)

Represents the base rent, excluding tenant reimbursements, in the final month prior to expiration multiplied times 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Subsequent Acquisitions

During March 2012, we acquired a retail center in Giessen, Germany (“Giessen Retail Center”), located approximately forty miles outside of Frankfurt, Germany, with approximately 34,700 rentable square feet, for approximately $5.2 million. The property is fully leased at market rates to six German international and national non-food value retailers. Value retail is a term we use to describe the segment of retail that focuses on products for price-conscious consumers, who comprise more than one-third of Germany’s retail market. The existing weighted average lease term remaining under the leases is 6.6 years. The leases contain options for tenants to renew for an additional three to five years.

Approximately $2.9 million of the purchase price was funded from a mortgage loan from a German bank. The loan has a 20-year term and is secured by the Giessen Retail Center and its rental revenues. The interest rate is a fixed rate of 3.7% per annum for the first 10 years, at which time the interest rate and whether fixed or variable, will be renegotiated. Loan payments consist of monthly interest only payments during the first five years of the loan. Thereafter, amortized monthly payments of principal and interest will be required through the maturity date.

Item 3.      LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us or any of our properties.

Item 4.      MINE SAFETY DISCLOSURE

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock; therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

As of December 31, 2011, the public offering price per share of our common stock was $10.00 ($9.50 per share through our distribution reinvestment plan). We determined the price per share based upon the price we believed investors would pay for the shares and certain other considerations.

As of December 31, 2011, we had raised approximately $28.5 million (2,856,855 shares) including approximately $0.3 million (34,670 shares) through our distribution reinvestment plan, pursuant to our Offering. In addition, during the period January 1, 2012 through March 6, 2012, we received additional subscription proceeds of approximately $9.0 million (896,662 shares) from our Offering, including approximately $0.1 million (11,312 shares) from our distribution reinvestment plan. As of March 6, 2012 we had approximately 895 common stockholders of record.

Recent Sales of Unregistered Securities

In connection with our formation in March 2009, our Advisor acquired 22,222 shares of our common stock in consideration of a cash payment of $200,000 in an offering exempt from registration under Section 4(2) of the Securities Act. The price per share in effect paid by our Advisor was lower than the price stockholders will pay, but is approximately the same as the net proceeds we will receive from the sale of a share under the Offering at $10.00 to which certain commissions and fees would otherwise apply. There were no other sales of unregistered securities in the past three years.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. On May 25, 2010, our board of directors authorized a distribution policy providing for a daily distribution of $0.0017808 per share of common stock. Distributions pursuant to this policy began on October 7, 2010, the day following our receipt and acceptance of subscriptions for the minimum offering of $2.0 million in shares of common stock pursuant to our Offering. Distributions are declared to stockholders of record daily and paid monthly. The daily distribution rate equates to an annualized distribution rate of 6.5%, using our Company’s offering price of $10.00 per share.

The following table represents total cash distributions declared, including cash distributions reinvested, and daily distributions per share for the years ended December 31, 2011 and 2010:

			Distributions Paid(1)
	Distributions Declared Daily Per Share	Total Cash Distributions Declared	Cash	Reinvested via Distribution Reinvestment Plan

2011 Quarters(2)
First	$0.0017808	$164,200	$122,391	$41,809
Second	0.0017808	237,352	168,282	69,070
Third	0.0017808	325,148	218,548	106,600
Fourth	0.0017808	407,437	266,494	140,943

Year		$1,134,137	$775,715	$358,422

2010 Quarter(2)
Fourth(3)	$0.0017808	$83,379	$61,442	$21,937

Total		$83,379	$61,442	$21,937

FOOTNOTES:

(1)

Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our distribution reinvestment plan, including amounts paid and shares issued subsequent to the quarter end.

(2)	For the years ended December 31, 2011 and 2010, 100% of the distributions were considered a return of capital for federal income tax purposes.

(3)	Distributions commenced on October 7, 2010.

For the year ended December 31, 2011, we had no distributable earnings, cash from operations, FFO or MFFO, and as such the distributions paid to stockholders were made from Offering proceeds.

We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the monetization of an asset, as well as other factors including an objective of maintenance of stable and predictable distributions regardless of the composition.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period. See Item 1. “Business — Distribution Policy” and Item 1A. “Risk Factors — Company Related Risks. There can be no assurance that we will be able to achieve expected cash flows necessary to pay distributions or maintain distributions at any particular level, or that distributions will increase over time.”

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC, and the Offering commenced and is ongoing.

We intend to use the net proceeds of our Offering to invest in a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering and borrowings was as follows as of December 31, 2011:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000
Aggregate price of offering amount registered	$1,500,000,000
Shares sold(1)	2,856,855
Aggregated offering price of amount sold	$28,494,607
Offering expenses(3)	(4,125,516)	$(2,720,497)	$(1,405,019)

Net offering proceeds to the issuer after deducting Offering expenses	24,369,091	–	–
Proceeds from borrowings	39,720,000	–	–

Total net offering and debt proceeds	64,089,091	–	–
Purchases of real estate assets	(54,099,469)	–	(54,099,469)
Payment of investment services fees and acquisition expenses	(1,598,828)	(1,038,453)	(560,375)
Payment of loan costs	(1,031,395)	–	(1,031,395)
Restricted cash accounts(4)	(759,843)	–	(759,843)
Distributions to stockholders(5)	(1,068,687)	(17,887)	(1,050,800)
Principal payments of debt	(101,755)	–	(101,755)

Remaining proceeds from the Offering	$5,429,114

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.

(2)

For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.

(3)

Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the Managing Director of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the Managing Dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in Payment to Others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) as described in “Related Party Arrangements” in the accompanying consolidated financial statements.

(4)	Represents amounts in lender lockbox or cash reserve accounts established by lenders for property expenses.

(5)

Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes through December 31, 2011.

We intend to continue to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions, debt service and operating expenses from net proceeds from our Offering.

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

—

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

—	no more than 5% of the weighted average number of shares of our common stock outstanding during a 12-month period may be redeemed during such 12-month period; and

—

redemption pricing ranging from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

During the years ended December 31, 2011 and 2010, we did not receive any requests eligible for redemption under our redemption plan.

Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in our best interest.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data for Global Income Trust, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2011	2010(¹)	2009(¹)
Operating Data:
Revenues	$2,468,101	$-	$-
Operating loss	(2,641,190)	(928,951)	-
Net loss	(3,635,477)	(928,951)	-
Net loss per share (basic and diluted)	(2.08)	(1.78)	-
Weighted average number of shares outstanding (basic and diluted)(1)	1,744,849	520,975	-
Distributions declared(2)	1,134,137	83,379	-
Distributions declared per share(2)	0.65	0.16	-
Cash used in operating activities	(1,657,332)	(62,517)	-
Cash used in investing activities	(54,859,312)	-	-
Cash provided by financing activities	54,813,083	6,994,805	-

Balance Sheet Data:
Real estate investment properties, net	$39,491,392	$-	$-
Cash and cash equivalents	5,429,114	7,132,675	200,387
Total assets	60,561,490	7,211,670	200,387
Long-term debt obligations	39,538,879	-	-
Total liabilities	41,841,967	1,064,820	387
Stockholders’ equity	18,719,523	6,146,850	200,000

Other Data:
Funds from operations (“FFO”) (3)	$(2,546,342)	$(928,951)	$-
FFO per share	(1.46)	(1.78)	-
Modified funds from operations (“MFFO”) (3)	(993,485)	(928,951)	-
MFFO per share	(0.57)	(1.78)	-
Properties owned at the end of period	3	-	-

FOOTNOTES:

(1)

Operations commenced on October 8, 2010 when we received the minimum offering proceeds and the funds were released from escrow. The results of operations for the period October 8, 2010 through December 31, 2010 includes only organizational costs incurred on our behalf by our Advisor, and general and administrative expenses. Weighted average number of shares outstanding is presented for the period we were operational.

(2)

Distributions are declared by the board of directors and generally are based on various factors, including actual and future expected net cash from operations, FFO and MFFO, and our overall financial condition, among others. For the years ended December 31, 2011 and 2010, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes. As our Company had no distributable earnings, FFO or MFFO, the distributions were made from Offering proceeds.

(3)

FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of property, asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association (“IPA”), an industry trade group, Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds

from Operations, and the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for various items, as applicable, included in the determination of GAAP net income or loss including: acquisition fees and expenses; amounts relating to deferred rent receivables (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues) and amortization of above and below market leases and liabilities.

FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered (i) as an alternative to net income or loss, or net income or loss from continuing operations, as an indication of our performance, (ii) as an alternative to cash flows from operations as an indication of our liquidity, or (iii) as indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should not be construed as more relevant or accurate than the current GAAP methodology in calculating net income or loss and its applicability in evaluating our operating performance.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31:

	2011	2010

Net loss	$(3,635,477)	$(928,951)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	1,089,135	—

FFO	(2,546,342)	(928,951)
Acquisition fees and expenses(1)	1,598,828	—
Amortization of above market lease intangible assets(2)	21,724	—
Straight-line rent adjustment(3)	(67,695)	—

MFFO	$(993,485)	$(928,951)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,744,849	520,975

Net loss per share (basic and diluted)	$(2.08)	$(1.78)

FFO per share (basic and diluted)	$(1.46)	$(1.78)

MFFO per share (basic and diluted)	$(0.57)	$(1.78)

FOOTNOTES:

(1)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase prices of the properties, these fees and expenses and other costs related to the properties.

(2)

Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

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

Overview

Global Income Trust, Inc., formerly known as Macquarie CNL Global Income Trust Inc., was organized as a Maryland corporation on March 4, 2009 and has elected to be taxed, and currently qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. The terms “us,” “we,” “our,” “our Company” and “Global Income Trust, Inc.” include Global Income Trust, Inc. and each of its subsidiaries.

Our Advisor and Property Manager

Our advisor is CNL Global Income Advisors, LLC (the “Advisor”) and our property manager is CNL Global Income Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC (“CNL”), our sponsor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Prior to June 30, 2011, both the Advisor and Property Manager were joint ventures between affiliates of CNL and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. In addition, on June 30, 2011, the Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”). MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

Our management believes the June 30, 2011 changes facilitate a more efficient way to leverage the global real estate competency of MIRA and MGPA Limited while decreasing certain of our administrative costs. Our investment objectives and policies remain the same and no changes were made to our advisory agreement with our Advisor or our property management agreement with our Property Manager. Although a CNL affiliate is the sole member of our Advisor and as such has sole management authority for our Advisor, our Advisor’s investment committee was expanded to seven members and includes one member designated by the MREAS sub-advisor, two members designated by MGPA Advisory, and four members designated by our Advisor. In accordance with our policies, no investment can be made without the approval of our board of directors.

Asset Diversification and Global Focus

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and commercial real estate-related assets. We may invest across a diverse range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multi-family properties (including student and senior housing), hospitality properties, healthcare properties and self-storage properties. We may invest in other income-oriented commercial real estate assets, securities and investment opportunities that otherwise meet our investment objectives and policies. We anticipate that up to 60% of our assets may be located outside the United States. Although we have a broad investment strategy, in implementing our strategy, we will focus on locations and sectors that we believe offer attractive investment opportunities. As a result, the percentage of domestic acquisitions compared to acquisitions made outside of the United States, as well as asset classes in which we invest, may be weighted differently at any point in time, depending on the global market conditions and opportunities.

During 2011, we acquired our first three properties which are located in Texas – a distribution center outside of Austin and two office buildings in Fort Worth. In March 2012, we completed our first international acquisition, a value retail center in Giessen, Germany located approximately forty miles outside of Frankfurt, Germany. All of the properties that we have acquired are fully leased to financially strong tenants. We believe these assets will provide a steady income stream and will assist us in meeting our investment objectives.

Asset type – Our initial investment focus has been to invest directly in real estate. We anticipate that we will also invest in real estate through joint ventures. We may also invest internationally in commercial real estate in the form of a co-investment alongside funds managed by MGPA Limited or their affiliates in addition to other institutional investors. In the near term, we believe that most of the opportunities will be direct investments in real estate.

Asset class – We have focused on assets with financially strong tenants that will provide a steady income stream. Additionally, when evaluating investment opportunities, management evaluates a variety of criteria, including cap rates. A cap rate is a ratio used to estimate the value of income producing properties. Generally, a cap rate is computed by taking the rental net operating income and dividing it by either the sales price or fair market value of the property. While cap rates have been pushed down in major urban areas due to a concentration of global real estate investments in these markets, we continue to see investment opportunities in select suburban markets that we believe offer investors attractive risk-adjusted returns.

Given this dynamic, initially, we anticipate, both domestically and internationally, that investments will be comprised of suburban office, industrial and retail commercial real estate.

One of the major advantages of our investment mandate is the ability to change our focus as market conditions change.

Location – Our initial focus on U.S. properties was based on the relative ease with which we could conduct due diligence and acquire assets of relatively small dollar investments and the demographics of the markets we selected. In addition to sound property-level attributes, we carefully reviewed relevant demographic and economic factors that we expect to affect each property location as follows:

—

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

—

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

—

The suburban value retail center we acquired in Germany is in a region that is home to a population of 5.5 million. Value retail is an attractive asset class and a growing industry segment within Germany. We believe Germany is attractive because of the relative stability of its economy within the Eurozone and the favorable employment and labor environment. In particular, Germany has experienced relatively limited negative impacts from the effort to resolve the European debt crisis due to its comparative strength in the region.

We are considering Europe and Asia for potential target acquisitions in 2012 because:

—

While some countries within Europe are currently deleveraging at different speeds through a variety of austerity measures, our focus is centered primarily on central or northern European countries including Germany, United Kingdom, France and Poland where MGPA has local offices. We believe that the economic uncertainty in the Eurozone may also present significant acquisition opportunities.

—

Asia is experiencing a surge in population, a strengthening of household incomes and an urbanization trend which leads to increased demand for office and retail properties. Commercial real estate capital flows in regions like Singapore and Hong Kong have driven cap rates to low levels and we do not anticipate accretive opportunities in those regions in the near term. However, we are monitoring areas with certain favorable trends in Japan, second-tier cities in China and Malaysia where possible opportunities could arise.

We expect to diversify our investments domestically and internationally by making further acquisitions. We see opportunities across sectors, including well-located suburban office, industrial and retail in select markets throughout the U.S. and we continue to research markets around the globe for opportunities that are consistent with our strategy. While the current opportunities may be in the above markets, we anticipate that our investment focus will change over time and will be dependent on the market outlook and may vary between geographic locations.

Market Outlook

Prior to 2008 and throughout much of the last decade, the U.S. real estate market surged as yield-driven investors supplied capital to mortgage lenders. Private equity dollars poured into commercial investments. The confluence of investment friendly tax policy, low interest rates, and the vigor within this market led to historic levels of home ownership and low cap rates. Meanwhile, troubling numbers of jobs were lost to overseas labor forces, wages stagnated and families turned to their home’s equity to balance the budget. Beginning in 2008, the global and U.S. economy deteriorated significantly when the overleveraged real estate market slowed. Industries adjacent to real estate, such as construction and banking, lost jobs. Significant losses were realized by those invested in real estate-related assets before the so-called “bubble.” The losses were wide and deep, and spread throughout the economy across most industries contributing to today’s persistent level of unemployment.

Meanwhile, on the national level, the U.S. government also spent more money than it took in since 2000, creating a total public debt of $10.4 trillion. The public debt started to rise as a result of policies adopted over the past decade. The debt accelerated further with the 2008 recession from both the stimulus designed to end it, as well as the loss of tax revenues from businesses and individuals earning less income. The political discourse has grown more divisive and solutions to the economic ills generally involve increasing national debt. The economy is suspended between short-term and long-term policy in a presidential election year which suggests little, if any, major policy decisions will be made.

U.S. real estate has seen surprising gains in very select areas, but remains generally sluggish. With few alternatives for yield coming from the stock market and bonds, capital flows are coming into new real estate funds, and from foreign investors taking advantage of a weak dollar. That institutional capital generally seeks core investments in major urban areas and central business districts, which pushes investment yields down, while showing a subdued interest in areas outside of these areas. Most markets and property types, including retail, appear to have established a bottom and reflect signs of moving upward. We especially favor suburban or second tier markets that have strong local real estate and demographic fundamentals, especially in creating jobs.

Internationally, we are moving slow and deliberate with respect to our investment strategy. While the European debt crisis looms, and could potentially threaten the U.S. recovery if the troubles either worsen or continue for an extended period, the uncertainty is also creating potential income acquisition opportunities in key markets, as shown in our recent acquisition in Germany. Debt capital could be more limited in Europe as a result of uncertainty over the European Union and its currency. We expect investments in Europe to be targeted in the more stable regions and we and our sub-advisors are initially targeting Germany, United Kingdom, France and Poland; all regions where MGPA has local offices. Asia has shown extensive growth over the past several decades because of its low production costs, yet these costs have been on a gradual increase and this could lead to a rebalancing over time. While we currently have not identified specific investments in Asia, we are monitoring Japan where we believe income opportunities could arise; likely as a co-investment opportunity with MGPA or its affiliates.

Each of these major markets offers unique opportunities for real estate investing. More than ever, we believe market conditions demand researched and reasoned actions, and we believe our access to the resources of our Advisor and its global sub advisors, position us well for success.

Liquidity and Capital Resources

General

As a REIT, we are required to distribute at least 90% of our taxable income; therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary source of capital has been and is expected to continue to be proceeds we receive from our Offering and any subsequent offerings. We have engaged CNL Securities Corp. as the managing dealer (“Managing Dealer”) of our Offering for up to $1.5 billion in equity. The Offering is on a best-efforts basis and is currently ongoing until April 2013, although our board of directors may extend it for an additional six months under certain circumstances. The Managing Dealer of our Offering has over 35 years of experience raising capital for real estate programs, including non-traded REITs. We expect that the Managing Dealer and the network of participating broker dealers with which it offers our shares will continue to raise capital to fund our growth.

Our principal demands for funds will be for:

—	the acquisition of real estate and real estate-related assets,

—	the payment of offering and operating expenses,

—	the payment of debt service on our outstanding indebtedness, and

—	the payment of distributions.

Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offering and financings. However, until such time as we are fully invested, we expect to continue to use proceeds from our Offering to pay a portion of our operating expenses, distributions and debt service.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. There will be a delay between the sale of our shares and the purchase of properties or other investments, which could impact the amount of cash available for distributions. Therefore, we have and may continue to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our Offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

Our intent is to target our aggregate borrowings to between 30% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

We intend to strategically leverage our real properties and possibly other assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties or other assets and the securitization of mortgages and other notes receivable. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold through our Offering of common stock and the resulting amount of the net proceeds available for investment. If the number of shares sold is substantially less than the maximum amount of our Offering, we will likely make only a limited number of investments and will not achieve significant diversification of our investments unless we obtain additional debt or equity capital.

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, our main source of capital was the proceeds of our Offering. In 2011 and 2010, we received total offering proceeds of approximately $20.4 million and $8.1 million, respectively, including amounts received through our distribution reinvestment plan. During the period January 1, 2012 through March 6, 2012, we raised an additional $9.0 million (896,662 shares).

Our Offering had an initial termination date of April 23, 2012. Our board of directors has extended our Offering to April 23, 2013. We may also extend our Offering for an additional six months after April 23, 2013, subject to meeting certain criteria.

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees. In general, we have pledged our assets in connection with such borrowings. During 2011, we borrowed approximately $39.7 million in connection with our acquisitions. As of December 31, 2011, we had an aggregate debt leverage ratio of 65.3% of the aggregate carrying value of our assets.

As of December 31, 2011, we had the following indebtedness:

2011

Mortgage debt	$32,718,879
Mezzanine loan	4,000,000

Total mortgage notes payable	36,718,879
Credit facility	2,820,000

Total Indebtedness	$39,538,879

On March 24, 2011, we entered into a revolving line of credit (the “Credit Facility”) in an initial amount of up to $35 million. We may request a one-time increase in the facility amount up to a total facility of $50 million prior to September 24, 2012, subject to no default having occurred or continuing at the time of the increase. The Credit Facility has an initial term of two years, with an option by us to extend for one 12-month period, subject to the payment of an extension fee and certain other conditions.

The proceeds of the Credit Facility are available primarily for the acquisition of domestic stabilized income-producing commercial real properties and, subject to certain limitations, the acquisition of real estate-related equity securities and real estate-related debt instruments. Draws on the Credit Facility for real property acquisitions are collateralized by a first mortgage or deed of trust, as applicable, on the real property, a perfected first priority security interest in personal property relating to the real estate, and a pledge of our Company’s equity interest in the entity acquiring the property. The Credit Facility has a variable interest rate generally equal to LIBOR plus 275 or 325 basis points, or the lender’s prime rate plus 25 or 75 basis points, depending on certain factors (3.0625% as of December 31, 2011). Payments on draws on the Credit Facility are interest only until maturity. We are also required to pay an annual fee ranging from 37.5 to 50 basis points on the unused portion of the Credit Facility. The aggregate loan or any individual draw made under the Credit Facility may be prepaid, subject to a minimal prepayment fee. In connection with the Credit Facility, we incurred approximately $0.5 million in origination fees and other loan costs. These costs have been capitalized and are being amortized as interest expense over the initial term of the Credit Facility. On June 8, 2011, in connection with the acquisition of a free-standing light industrial building (the “Austin Property”), approximately $2.8 million was drawn on the Credit Facility. As of December 31, 2011, amounts payable under the Credit Facility totaled approximately $2.8 million.

On June 28, 2011, in connection with the acquisition of a Class A building (“Heritage Commons III”), we obtained a $12.4 million loan (the “Mortgage Note Payable”). The Mortgage Note Payable provides for an anticipated repayment date of July 1, 2016, with a maturity date of December 1, 2018. The Mortgage Note Payable bears interest at the rate of 4.7% per annum through July 1, 2016 at which time the interest rate increases in accordance with a calculation provided in the loan agreement, not to exceed 9.7% per annum, through the maturity date. Principal and interest on the Mortgage Note Payable are calculated based on a 25 year amortization, payable in equal monthly installments of $70,338 beginning August 1, 2011. The Mortgage Note Payable may be prepaid, at our option after August 1, 2013, subject to a yield maintenance charge. The Mortgage Note Payable is collateralized by a deed of trust, assignment of leases and rents, and security agreement granting the lender a first priority security interest in Heritage Commons III.

The Mortgage Note Payable generally is nonrecourse to the borrower, a wholly owned subsidiary of ours formed to acquire Heritage Commons III, except in the event of certain insolvency events involving the borrower or its managing member, or if the borrower fails to comply with certain covenants under the Mortgage Note Payable agreement.

On October 27, 2011, in connection with the acquisition of another Class A building (“Heritage Commons IV”), we obtained a $20.5 million loan (the “Senior Loan”) and a $4.0 mezzanine loan (the “Mezz Loan”). The Senior Loan provides for an anticipated repayment date of November 1, 2016, with a maturity date of September 1, 2018. The Senior Loan bears interest at the rate of 6.018% per annum through November 1, 2016, at which time the interest rate increases in accordance with a calculation provided in the loan agreement, not to exceed 11.018% per annum, through the maturity date. Principal and interest on the Senior Loan will be calculated based on a 25 year amortization, payable in equal monthly installments of $132,307 beginning December 1, 2011. The Senior Loan may be prepaid, at our option, only after December 1, 2013, subject to a yield maintenance charge.

The Senior Loan is collateralized by a deed of trust, assignment of leases and rents, and security agreement granting the lender a first priority security interest in Heritage Commons IV. The Senior Loan is generally nonrecourse to the borrower, a wholly owned subsidiary of ours formed to acquire Heritage Commons IV, except in the event of certain insolvency events involving the borrower or its managing member, or if the borrower fails to comply with certain covenants under the Senior Loan agreement.

The Mezz Loan bears interest at the rate of 11% per annum and has the same maturity date and extension provision as the Senior Loan; however, if the Senior Loan is prepaid, the Mezz Loan must also be prepaid. Interest only payments, based on a 360-day year, are due monthly in the approximate amount of $36,667 during the initial term. Assuming no prepayment of the Mezz Loan is made, the unpaid principal balance due on the loan at maturity will be $4.0 million. The Mezz Loan may be prepaid at any time, subject to certain additional payments. If the Mezz Loan is repaid on or before November 1, 2012, we must pay the interest that would have been payable for the balance of such first year. In addition, any prepayment is subject to the payment of an exit fee equal to a percentage of the related principal amount of the Mezz Loan that is prepaid (the “Exit Fee”). The Exit Fee increases during the passage of time and ranges from 1% for the first twenty-four months to 4% for prepayments made in the fifth year and including the maturity date of or any extended term of the Mezz Loan.

The Credit Facility, Mortgage Note Payable, Senior Loan and Mezz Loan contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, all set forth in the respective documents. As of December 31, 2011, we were in compliance with these covenants.

For the year ended December 31, 2011, debt payments were funded using net proceeds from our Offering. To the extent we do not have sufficient cash from operations, we intend to continue using proceeds from our Offering to fund our debt payments.

Uses of Liquidity and Capital Resources

Acquisitions

During the year ended December 31, 2011, we acquired the following real estate investment properties:

Name and Location	Date Acquired	Description	Rentable Square Footage	Purchase Price
Austin Property Pflugerville, Texas	06/08/11	Light Industrial Building	51,189	$4,550,000
Heritage Commons III Fort Worth, Texas	06/28/11	Office Building	119,001	18,750,000
Heritage Commons IV Fort Worth, Texas	10/27/2011	Office Building	164,333	31,000,000

During March 2012, we acquired a retail center in Giessen, Germany (“Giessen Retail Center”), located approximately forty miles outside of Frankfurt, Germany, with approximately 34,700 rentable square feet, for approximately $5.2 million. The property is fully leased at market rates to six German international and national non-food value retailers. Value retail is a term used to describe the segment of retail that focuses on products for price-conscious consumers, who comprise more than one-third of Germany’s retail market. The existing weighted average lease term remaining under the leases is 6.6 years. The leases contain options for tenants to renew for an additional three to five years.

Approximately $2.9 million of the purchase price was funded from a mortgage loan from a German bank. The loan has a 20-year term and is secured by the Giessen Retail Center and its rental revenues. The interest rate is a fixed rate of 3.7% per annum for the first 10 years, at which time the interest rate and whether fixed or variable, will be renegotiated. Loan payments consist of monthly interest only payments during the first five years of the loan. Thereafter, amortized monthly payments of principal and interest will be required through the maturity date.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross proceeds on shares sold, excluding shares sold pursuant to our distribution reinvestment plan. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with the Offering, such as, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During 2011 and 2010, we incurred approximately $3.0 million and approximately $1.2 million, respectively, in stock issuance and offering costs. The Advisor had incurred approximately $6.0 million of additional costs in connection with the Offering (exceeding the 15% limitation) on our behalf as of December 31, 2011. These costs will be recognized by us in future periods as we receive future offering proceeds to the extent that the costs are within the 15% limitation.

Net Cash Used in Operating Activities

During the years ended December 31, 2011 and 2010, we used approximately $1.7 million and $0.1 million, respectively, of net cash in operating activities. For the year ended December 31, 2011, cash was used primarily to pay acquisition fees and expenses and general and administrative expenses. We have used and will continue to use proceeds from our Offering to fund acquisition fees and expenses. Because we have only recently acquired properties and are in our acquisition stage, the net operating income from our properties is not yet sufficient to fund all of our other operating expenses. Until such time as we generate sufficient net operating income from our investments, we expect to continue to fund such amounts with Offering proceeds.

Distributions

On May 25, 2010, our board of directors authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended by our board of directors. Distributions began accruing on October 7, 2010, the day after we met our minimum offering commitment.

During the years ended December 31, 2011 and 2010, cash distributions totaling approximately $1.1 million and $0.1 million, respectively, were declared payable to stockholders, including approximately $0.1 million and $0.04 million, declared but unpaid as of December 31, 2011 and 2010, respectively, which were paid in January of 2012 and 2011, respectively. For the years ended December 31, 2011 and 2010, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes. As we had no distributable earnings, funds from operations (“FFO”), or modified funds from operations (“MFFO”), the distributions were made from offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Results of Operations

As of December 31, 2011, we owned three real estate investment properties that were 100% leased under operating leases:

—

Austin Property - leased to FedEx Ground Package System, Inc. as a distribution center. The lease will expire on April 14, 2016, subject to the tenant’s option to extend the lease for an additional five year period.

—

Heritage Commons III - leased to DynCorp International, LLC, a global government services provider. The lease expires on December 31, 2018 and may be renewed at the option of the tenant for two additional terms of five years each.

—

Heritage Commons IV - leased to Mercedes-Benz Financial Services USA, LLC, a full-service automotive finance company. The lease expires on September 30, 2018 and may be renewed at the option of the tenant for two additional terms of five years each.

The Austin Property is leased on a triple-net basis, whereby the tenant is responsible for all property operating expenses. For Heritage Commons III and Heritage Commons IV, the tenants are generally responsible for operating expenses in excess of $5.75 per square feet, and 100% of utilities expense.

As of December 31, 2010, we had no investments. Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio. Management expects increases in revenues and expenses in the future as we purchase additional real estate and real estate-related assets and as we begin to realize the full year impact of our 2011 acquisitions.

Fiscal year ended December 31, 2011 as compared to the period from October 8, 2010 (date we commenced operations) through December 31, 2010

Revenues. Rental revenue and tenant reimbursements were approximately $2.0 million and $0.5 million, respectively, for the year ended December 31, 2011. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred. The Austin Property, Heritage Commons III and Heritage Commons IV were acquired on June 8, 2011, June 28, 2011 and October 27, 2011, respectively, therefore, revenues represent only a portion of what we expect to recognize for a full year in future periods for the three properties. No revenue was generated for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in revenue in the future as we purchase additional real estate properties.

Property Operating Expenses.    Property operating expenses for the year ended December 31, 2011 were approximately $0.9 million. These expenses include property taxes, utilities and other costs to operate the property, some of which are reimbursable with reimbursed amounts included in revenues. These expenses are expected to increase in future periods as we acquire additional properties and Heritage Commons III and Heritage Commons IV are operational for the full period. In general, as property operating expenses increase for the three properties owned as of December 31, 2011, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. There were no property operating expenses for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2011 were approximately $1.3 million as compared to $0.9 million for the period October 8, 2010 (date we commenced operations) through December 31, 2010. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties. All or a portion of reimbursable personnel expenses of affiliates of the Advisor for the period April 1, 2012 through March 31, 2013, may be deferred and are subordinated to certain performance metrics in accordance with the expense support agreement as described below.

Acquisition Fees and Expenses.    Acquisition fees and expenses for the year ended December 31, 2011 were approximately $1.6 million and consisted primarily of investment services fees paid to our Advisor and acquisition expenses such as legal, accounting and other fees, in connection with our three property acquisitions. There were no acquisition fees and expenses for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate properties.

Asset Management Fees.  We incurred approximately $0.2 million in asset management fees payable to our Advisor during the year ended December 31, 2011, as a result of the three properties we acquired in 2011. There were no asset management fees for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in asset management fees in the future as we purchase additional real estate properties and the properties owned as of December 31, 2011 are operational for a full period. All or a portion of asset management fees for the period April 1, 2012 through March 31, 2013, may also be deferred and are subordinated to certain performance metrics in accordance with the expense support agreement as described below.

Property Management Fees.  We incurred approximately $0.1 million in property management fees payable to our Property Manager during the year ended December 31, 2011, for its services in managing the property operations of our three properties. There were no property management fees for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in property management fees in the future as we purchase additional real estate properties and the properties owned as of December 31, 2011 are operational for a full period.

Depreciation and Amortization.    Depreciation and amortization for the year ended December 31, 2011 was approximately $1.1 million and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to our three properties. There was no depreciation and amortization expense for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in depreciation and amortization in the future as we purchase additional real estate properties and the properties owned as of December 31, 2011 are operational for a full period.

Interest Expense and Loan Cost Amortization.  Interest expense and loan cost amortization for the year ended December 31, 2011 was approximately $1.0 million, relating to debt on our three property investments and the fee on the unused portion of the Credit Facility. There was no interest expense and loan cost amortization for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in interest expense and loan cost amortization to increase as we incur additional indebtedness and borrowings are outstanding for a full period.

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ending March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. On March 6, 2012, our independent directors determined that estimated operating expenses for the Expense Year ending March 31, 2012, including an estimated $1.1 million in excess of the Limitation, were justified based on a number of factors. These factors include how quickly new equity capital was raised and invested, and the relationship of these investments to our operating expenses many of which are the necessary result of being a public company.

Expense Support Agreement

On March 6, 2012, our board of directors approved an Expense Support and Conditional Reimbursement Agreement with our Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of personnel expenses and asset management fees to the Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative MFFO (as defined in the agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to our total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement is terminable by the Advisor, but not before March 31, 2013, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of the subordination within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and we will have no obligation to pay such amounts.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors.”

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the “White Paper.” The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

We may, in the future, make other adjustments to net loss in arriving at FFO as identified above at the time that any such other adjustments become applicable to our results of operations. FFO, for example, may exclude impairment charges of real estate-related investments. Because GAAP impairments represent non-cash charges that are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance. While impairment charges may be excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. In addition, FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we intend to fund from the proceeds of our Offering and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income. As a result, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified FFO, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-traded REIT. Under IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs (“IPA Guideline”), MFFO excludes from FFO additional non-cash or non-recurring items, including the following:

—	acquisition fees and expenses which have been deducted as expenses in the determination of GAAP net income;

—	non-cash amounts related to straight-line rent;

—	amortization of above or below market intangible lease assets and liabilities;

—	accretion of discounts and amortization of premiums on debt investments;

—	impairments of loans receivable, and equity and debt investments;

—	realized gains or losses from the early extinguishment of debt;

—

realized gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

—	unrealized gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

—	unrealized gains or losses related to consolidation from, or deconsolidation to, equity accounting;

—	adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income; and

—	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. As of December 31, 2011 and 2010, our MFFO is FFO, excluding acquisition fees and expenses, straight-line rent adjustments and the amortization of above market leases, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

—

Acquisition fees and expenses.    In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been and will continue to be funded from the proceeds of our Offering and other financing sources and not from operations. We believe by excluding acquisition fees and expenses, MFFO provides useful supplemental information that is comparable between differing reporting periods for each type of our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. The exclusion of acquisition fees and expenses is generally the most significant adjustment to us at the present time, as we are currently in our offering and acquisition stages. However, if earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

—

Amortization of above-market leases.    Under GAAP, certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

—

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

We may, in the future, make other adjustments to FFO as identified above at the time that any such other adjustments become applicable to our results of operations. MFFO, for example may exclude gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting and adjustments related to contingent purchase price obligations. These items relate to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. We believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals.

We believe that MFFO is helpful in assisting management to assess the sustainability of our distribution and operating performance in future periods, particularly after our offering and acquisition stages are complete, because MFFO excludes acquisition fees and expenses that affect property operations only in the period in which a property is acquired; however, MFFO should only be used by investors to assess the sustainability of our operating performance after our Offering has been completed and properties have been acquired. Acquisition fees and expenses have a negative effect on our cash flows from operating activities during the periods in which properties are acquired.

Presentation of MFFO also is intended to provide useful information to investors as they compare the operating performance of different non-traded REITs, although it should be noted that not all REITs calculate MFFO the same way, so comparisons with other REITs may not be meaningful. Neither the Securities and Exchange Commission, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should not be construed as historic performance measures or as more relevant or accurate than the current GAAP methodology in calculating net income (loss) and its applicability in evaluating our operating performance.

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31:

	2011	2010

Net loss	$(3,635,477)	$(928,951)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	1,089,135	—

FFO	(2,546,342)	(928,951)
Acquisition fees and expenses(1)	1,598,828	—
Amortization of above market lease intangible assets(2)	21,724	—
Straight-line rent adjustment(3)	(67,695)	—

MFFO	$(993,485)	$(928,951)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,744,849	520,975

Net loss per share (basic and diluted)	$(2.08)	$(1.78)

FFO per share (basic and diluted)	$(1.46)	$(1.78)

MFFO per share (basic and diluted)	$(0.57)	$(1.78)

FOOTNOTES:

(1)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)

Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

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

Off Balance Sheet Arrangements

As of December 31, 2011, we had no off balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2011:

	Payments Due by Period
	Less than 1 year	Years 1 - 3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest)(1)	$2,638,549	$ 5,755,723	$38,757,113	$ —	$47,151,385
Credit Facility(2)	379,881	2,879,144	—	—	3,259,025

Total	$3,018,430	$ 8,634,867	$38,757,113	$ —	$50,410,410

FOOTNOTE:

(1)

For the purpose of the contractual obligation table above, management assumed that the principal amounts outstanding on the Heritage Commons III and Heritage Commons IV mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

(2)	Includes estimated interest expense, deferred commitment fees and fees on the unused portion of the Credit Facility.

Related-Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs.

In March 2012, our board of directors approved an amended and restated advisory agreement and amended and restated property management and leasing agreement with our Advisor and Property Manager, respectively. The revised agreements permit our subsidiaries to enter into contracts for certain real estate services directly with the Advisor’s sub-advisors and Property Manager’s sub-property managers providing services to us.

The revisions made to the advisory agreement and the property management agreement did not result in a change in the economic or legal rights and obligations of us, the Advisor or the Property Manager under the original agreements, nor was there a change in scope or quality of services to be provided to us.

See Item 8. “Financial Statements and Supplementary Data” for a discussion of the various related-party transactions, agreements and fees.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material intercompany accounts and transactions have been eliminated in consolidation. The determination of whether our Company is the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Real Estate

Upon acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements, and tenant improvements) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases) and allocate the purchase price to assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, we consider information obtained about each property as a result of our Advisor’s due diligence and utilize various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets.

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

Real estate owned, as of December 31, 2011, is leased to tenants on a net or modified gross basis, whereby the tenant is responsible for some or all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements are depreciated on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Real Estate Impairments

Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property.

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

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings or other comprehensive income, as applicable. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments in debt securities with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery within a reasonable period of time up to or beyond the cost of the investments.

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

Income Taxes

We elected to be taxed as a REIT starting with our taxable year ended December 31, 2010. As a REIT, we are subject to a number of organizational and operational requirements, including the requirement to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90 percent of our REIT taxable income. A REIT generally will not be subject to U.S. federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. As a REIT, we may be subject to certain foreign, state and local taxes on our income and property, federal income and excise taxes on our undistributed income.

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

Recent Accounting Pronouncements

See Item 8. “Financial Statements and Supplementary Data” for information about the impact of recent accounting pronouncements.

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

The following is a schedule of our fixed and variable rate debt maturities for each of the next five years, and thereafter (principal maturities only):

	2012	2013	2014	2015	2016	Thereafter	Total	Approximate Fair Value
Fixed rate debt	$560,223	$ 646,665	$683,359	$722,166	$34,106,466	$—	$36,718,879	$36,900,000	(1)

Weighted average interest rates of maturities	5.45%	5.45%	5.46%	5.46%	6.17%	—	6.12%
Variable rate debt		2,820,000					2,820,000	2,820,000
Average interest rate		LIBOR + 2.75%

Total debt	$560,223	$3,466,665	$683,359	$722,166	$34,106,466	$—	$39,538,879	$39,720,000

FOOTNOTE:

(1)

The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2011. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR in 2012 compared to the LIBOR rate as of December 31, 2011, will result in additional interest expense on our variable rate debt of approximately $0.03 million for the year ended December 31, 2012. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Global Income Trust, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Income Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 14, 2012

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Real estate investment properties, net	$39,491,392	$—
Lease intangibles, net	13,697,749	—
Cash and cash equivalents	5,429,114	7,132,675
Loan costs, net	962,850	12,248
Restricted cash	759,843	—
Other assets	220,542	66,747

Total Assets	$60,561,490	$7,211,670

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$36,718,879	—
Credit facility	2,820,000	$—
Accounts payable and accrued expenses	692,220	23,897
Due to related parties	670,418	1,000,191
Real estate taxes payable	412,819	—
Unearned rent	378,802	—
Distributions payable	148,829	40,732

Total Liabilities	41,841,967	1,064,820

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 2,879,077 and 840,367 shares issued and outstanding, respectively	28,791	8,403
Capital in excess of par value	24,472,676	7,150,777
Accumulated distributions	(1,217,516)	(83,379)
Accumulated deficit	(4,564,428)	(928,951)

Total Stockholders’ Equity	18,719,523	6,146,850

Total Liabilities and Stockholders’ Equity	$60,561,490	$7,211,670

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010

Revenues:
Rental income from operating leases	$2,013,633	$—
Tenant reimbursement income	454,468	—

Total revenues	2,468,101	—

Expenses:
Property operating expenses	913,849	—
General and administrative	1,271,805	928,951
Acquisition fees and expenses	1,598,828	—
Asset management fees	168,180	—
Property management fees	67,494	—
Depreciation and amortization	1,089,135	—

Total expenses	5,109,291	928,951

Operating loss	(2,641,190)	(928,951)

Other income (expense):
Interest and other income	1,407	—
Interest expense and loan cost amortization	(995,694)	—

Total other expense	(994,287)	—

Net loss	$(3,635,477)	$(928,951)

Net loss per share of common stock (basic and diluted)	$(2.08)	$(1.78)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,744,849	520,975

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010 AND PERIOD FROM MARCH 4, 2009 (DATE OF INCEPTION) THROUGH

DECEMBER 31, 2009

	Common Stock		Capital in			Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Distributions	Accumulated Deficit	Stockholders’ Equity

Balance at March 4, 2009	—	$—	$—	$—	$—	$—
Cash received from sale of common stock to the Advisor	22,222	222	199,778	—	—	200,000

Balance at December 31, 2009	22,222	222	199,778	—	—	200,000
Subscriptions received for common stock through public offering and reinvestment plan	818,145	8,181	8,119,402	—	—	8,127,583
Stock issuance and offering costs	—	—	(1,168,403)	—	—	(1,168,403)
Net loss	—	—	—	—	(928,951)	(928,951)
Distributions declared
($0.0017808 per share per day)	—	—	—	(83,379)	—	(83,379)

Balance at December 31, 2010	840,367	8,403	7,150,777	(83,379)	(928,951)	6,146,850
Subscriptions received for common stock through public offering and reinvestment plan	2,038,710	20,388	20,346,636	—	—	20,367,024
Stock issuance and offering costs	—	—	(3,024,737)	—	—	(3,024,737)
Net loss	—	—	—	—	(3,635,477)	(3,635,477)
Distributions declared
($0.0017808 per share per day)	—	—	—	(1,134,137)	—	(1,134,137)

Balance at December 31, 2011	2,879,077	$28,791	$24,472,676	$(1,217,516)	$(4,564,428)	$18,719,523

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2011	2010
Operating Activities:
Net loss	$(3,635,477)	$(928,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,089,135	—
Amortization of above-market lease intangibles	21,724	—
Amortization of loan costs	209,915	—
Changes in operating assets and liabilities:
Other assets	(175,732)	(57,058)
Accounts payable and accrued expenses	549,321	23,897
Due to related parties	(307,308)	899,595
Real estate taxes payable	212,288	—
Unearned rent	378,802	—

Net cash used in operating activities	(1,657,332)	(62,517)

Investing Activities:
Acquisition of properties	(54,099,469)	—
Changes in restricted cash	(759,843)	—

Net cash used in investing activities	(54,859,312)	—

Financing Activities:
Subscriptions received for common stock through public offering and reinvestment plan	20,388,961	8,105,646
Borrowings under credit facility	2,820,000	—
Proceeds from mortgage note payable	36,900,000	—
Repayments of mortgage note payable	(181,121)	—
Stock issuance and offering costs	(3,057,322)	(1,068,194)
Distributions to stockholders	(1,026,040)	(42,647)
Payment of loan costs	(1,031,395)	—

Net cash provided by financing activities	54,813,083	6,994,805

Net Increase (Decrease) in Cash and Cash Equivalents:	(1,703,561)	6,932,288
Cash and Cash Equivalents at Beginning of Year	7,132,675	200,387

Cash and Cash Equivalents at End of Year	$5,429,114	$7,132,675

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$737,287	$—

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Loan costs	$141,370	$12,248

Offering and stock issuance costs	$67,624	$100,209

Distributions declared	$148,829	$40,732

Liabilities assumed with purchase of real estate	$200,531	$—

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

The Company intends to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis, principally focusing on acquisitions of income-oriented commercial real estate and real estate-related assets. These investments may also include the investment in, and origination of, real estate-related investments such as mortgage, mezzanine, bridge, and other loans, debt securities such as commercial mortgage-backed securities and those issued by other real estate companies, equity securities of real estate companies, as well as other real estate-related investments. The Company may invest in a wide variety of sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self-storage properties, as well as other classifications of commercial real estate property. The Company anticipates that up to 60% of its assets may be located outside the United States. However, the percentage of domestic acquisitions compared to acquisitions made outside of the United States may be weighted differently at any point in time, depending on the global market conditions and opportunities. The Company acquired its initial property in June 2011, and as of December 31, 2011, owned three fully leased commercial real estate properties in the United States.

The Company is externally advised by CNL Global Income Advisors, LLC (the “Advisor”), formerly known as Macquarie CNL Global Income Advisors, LLC, and its property manager is CNL Global Income Managers, LLC (the “Property Manager”), formerly known as Macquarie CNL Global Income Managers, LLC, each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Prior to June 30, 2011, both the Advisor and Property Manager were joint ventures between an affiliate of CNL and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect the Company’s investment objectives or strategies.

Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. In addition, on June 30, 2011, the Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”). MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia, in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers the Company access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.	Business and Organization (continued)

Prior to October 8, 2010, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the year ended December 31, 2009.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Actual results could differ from those estimates.

Real Estate – Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements, and tenant improvements) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases) and allocates the purchase price to the assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by estimating the value of the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on the determination of the fair values of these assets.

Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the lease and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

Real estate owned as of December 31, 2011, is leased to tenants, whereby the tenant is responsible for some or all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements are depreciated on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Summary of Significant Accounting Policies (continued)

Impairment of Real Estate Assets – Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

As of December 31, 2011, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash – Certain amounts of cash are deposited in a lockbox with the lender or are restricted to fund future expenditures for the Company’s real estate properties. Such amounts have been classified as restricted cash on the balance sheet.

Intangible Assets – Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. Above-market or below-market lease intangibles are amortized to rental income over the estimated remaining terms of the respective leases. In-place lease intangibles are amortized over the remaining terms of the respective leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease will be expensed. Intangible assets are evaluated for impairment on an annual basis or upon a triggering event.

Loan Costs – Financing costs paid in connection with obtaining debt are deferred and amortized over the life of the debt using the effective interest rate method.

Tenant Reimbursement Income – Tenant reimbursement income represents amounts tenants are required to reimburse the Company in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred.

Acquisition Fees and Expenses – Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations are expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized. The Company expensed approximately $1.6 million in acquisition fees and expenses incurred during the year ended December 31, 2011.

Income Taxes – The Company has elected and qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations beginning with the year ended December 31, 2010. As a REIT, the Company generally is subject to federal corporate income taxes on undistributed income.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Summary of Significant Accounting Policies (continued)

As a REIT, the Company may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdiction in which the Company conducts business.

It is possible the Company will form one or more subsidiaries which may elect to be taxed as a taxable REIT subsidiary (“TRS”) for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state and foreign laws, a TRS will be subject to tax on its taxable income.

Prior to the Company’s REIT election, it was subject to corporate federal and state income taxes. Prior to and including the year ended December 31, 2010, the Company did not have earnings.

The Company analyzed its tax positions and determined that it has not taken any uncertain tax positions.

Net Loss Per Share – Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the periods in which the Company was operational.

Reclassifications – Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss or stockholders’ equity.

Segment Information – Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis and by tenant. The Company derives all significant revenues from a single reportable operating segment of business. Accordingly, the Company does not report more than one segment; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

Recent Accounting Pronouncements— In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805). This ASU amends Accounting Standard Codification (“ASC”) Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in the ASU also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s disclosures.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

3.	Acquisitions

During the year ended December 31, 2011, the Company acquired the following real estate investment properties:

Name and Location	Date Acquired	Description	Rentable Square Footage	Initial Purchase Price
Austin Property Pflugerville, Texas	06/08/11	Light Industrial Building	51,189	$ 4,550,000
Heritage Commons III Fort Worth, Texas	06/28/11	Office Building	119,001	18,750,000
Heritage Commons IV Fort Worth, Texas	10/27/2011	Office Building	164,333	31,000,000

See Note 7. “Credit Facility” and Note 8. “Mortgage Notes Payable” for additional information related to these acquisitions.

The following summarizes the allocation of the purchase prices for the above acquisitions, and the estimated fair values of the assets acquired and liabilities assumed:

Assets
Land and land improvements	$7,442,000
Building and improvements	27,998,000
Tenant improvements	4,493,000
Lease intangibles (1)	14,367,000
Liabilities
Accrued real estate taxes	(200,531)

Net assets acquired	$54,099,469

FOOTNOTE:

(1) The weighted-average amortization period on the acquired lease intangibles is approximately 7 years.

The revenues and net losses (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the properties included in the Company’s consolidated statement of operations were approximately $2.5 million and $(1.9) million, respectively, for the year ended December 31, 2011.

The following presents unaudited pro forma revenues and net loss of the Company as if the Austin Property, Heritage Commons III and Heritage Commons IV had each been acquired as of January 1, 2010:

	2011	2010
Revenues	$7,488,522	$7,382,445

Net loss(1)	$(3,313,236)	$(2,865,441)

Net loss per share of common stock (basic and diluted)	$(1.16)	$(1.32)

Weighted average number of shares of common stock outstanding (basic and diluted)(2)	2,858,102	$2,168,041

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

3.	Acquisitions (continued)

FOOTNOTES:

(1)

Non-recurring acquisition related expenses directly attributable to the acquisitions and included in the accompanying consolidated statement of operations for the year December 31, 2011, of approximately $1.4 million have been eliminated.

(2)

As a result of these properties being treated as operational since January 1, 2010, the Company assumed approximately 2.0 million shares were issued as of January 1, 2010. Consequently, the weighted average number of shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2010 instead of the actual dates issued, and such shares were treated as outstanding for the full period.

4.	Real Estate Investment Properties, net

As of December 31, 2011, real estate investment properties consisted of the following:

Land and land improvements	$7,442,000
Building and improvements	27,998,000
Tenant improvements	4,493,000
Less: accumulated depreciation	(441,608)

$39,491,392

For the year ended December 31, 2011, depreciation expense on the Company’s real estate investment properties was approximately $0.4 million.

5.	Operating leases

As of December 31, 2011, each of the Company’s three real estate investment properties was 100% leased to a single tenant under operating leases; whereby, in addition to monthly base rent, the tenant was responsible for some or all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

In accordance with lease terms for the Austin Property, substantially all property expenses are required to be paid directly by the tenant, including real estate taxes which the tenant pays directly to the taxing authorities. In the event the tenant failed to pay such taxes, the Company would be obligated to pay such amounts. The total annualized property taxes assessed on the Austin Property as of December 31, 2011 was approximately $0.1 million.

As of December 31, 2011, the leases had remaining terms expiring between 2016 and 2018 subject to the tenants’ options to extend the lease periods ranging from five to ten years. The following is a schedule of future minimum lease payments to be received for each of the next five years and thereafter, in the aggregate, under non-cancelable operating leases as of December 31, 2011:

2012	$6,042,377
2013	6,145,496
2014	6,454,853
2015	6,454,853
2016	6,180,792
Thereafter	11,301,950

$42,580,321

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

5.	Operating leases (continued)

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

6.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In place leases	$13,899,000	$(647,527)	$13,251,473
Above-market leases	468,000	(21,724)	446,276

	$14,367,000	$(669,251)	$13,697,749

Amortization expense on the Company’s intangible assets for the year ended December 31, 2011 was approximately $0.7 million, of which approximately $0.02 million related to above-market leases has been treated as a reduction of rental revenue, and approximately $0.6 million related to in place leases has been included in depreciation and amortization.

The estimated future amortization expense for the Company’s intangible assets for each of the next five years and thereafter, in the aggregate, as of December 31, 2011 was as follows:

2012	$2,023,744
2013	2,023,744
2014	2,023,744
2015	2,023,744
2016	1,951,593
Thereafter	3,651,180

$13,697,749

7.	Credit Facility

On March 24, 2011, the Company entered into a revolving line of credit (the “Credit Facility”) in an initial amount of up to $35 million. The Company may request a one-time increase in the facility amount up to a total facility of $50 million prior to September 24, 2012, subject to no default having occurred or continuing at the time of the increase. The Credit Facility has an initial term of two years, with an option by the Company to extend for one 12-month period, subject to the payment of an extension fee and certain other conditions.

The proceeds of the Credit Facility will be made available, subject to various conditions, generally to fund the acquisition of stabilized income producing commercial real properties and, subject to certain limitations, the acquisition of real estate-related equity securities and real estate-related debt instruments. Draws on the Credit Facility for real property acquisitions are collateralized by a first mortgage or deed of trust, as applicable, on the real property, a perfected first priority security interest in personal property relating to the real estate, and a pledge of the Company’s equity interest in the entity acquiring the property. The Credit Facility has a variable interest rate generally equal to LIBOR plus 275 or 325 basis points, or the lender’s prime rate plus 25 or 75 basis points, depending on certain factors (3.0625% as of December 31, 2011). Payments on draws on the Credit Facility are interest only until maturity. The Company is also

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

7.	Credit Facility (continued)

required to pay an annual fee ranging from 37.5 to 50 basis points on the unused portion of the Credit Facility. The aggregate loan or any individual draw made under the Credit Facility may be prepaid, subject to a minimal prepayment fee. In connection with the Credit Facility, the Company incurred approximately $0.5 million in origination fees and other loan costs. These costs have been capitalized and are being amortized as interest expense over the initial term of the Credit Facility.

On June 8, 2011, in connection with the acquisition of the Austin Property, approximately $2.8 million was drawn on the Credit Facility. As of December 31, 2011, principal payable under the Credit Facility totaled $2.8 million.

The Credit Facility contains customary affirmative and negative covenants, representations, warranties and borrowing conditions, all set forth in the Credit Facility. Additionally, the Credit Facility contains certain financial covenants including a fixed asset coverage ratio, a dividend payout ratio and a minimum liquidity requirement. As of December 31, 2011, the Company was in compliance with these covenants.

8.	Mortgage Notes Payable

As of December 31, 2011, the Company had the following mortgage notes payable outstanding:

	Collateral & Approximate Carrying Value of Collateral at December 31, 2011	Interest Rate	Maturity Date		December 31, 2011

Mortgage debt	1 office building, $18.1 million	4.7%	7/1/2016	(2)	$12,274,605
Mortgage debt	1 office building, $30.6 million	6.02%	11/1/2016	(2)	20,444,274
Mezzanine loan	(1)	11.0%	11/1/2016		4,000,000

					$36,718,879

FOOTNOTES:

(1)	The Mezzanine Loan is 100% collateralized by 100% of the equity interest in the borrower, which was pledged to the lender.

(2)	The dates above represent the anticipated repayment dates on the respective mortgage debt. The mortgage debt matures on 12/1/2018 and 9/1/2018, respectively.

On June 28, 2011, in connection with the acquisition of Heritage Commons III, the Company obtained a $12.4 million loan (the “Mortgage Note Payable”). The Mortgage Note Payable provides for an anticipated repayment date of July 1, 2016, with a maturity date of December 1, 2018. The Mortgage Note Payable bears interest at the rate of 4.7% per annum through July 1, 2016 at which time the interest rate increases in accordance with a calculation provided in the loan agreement, not to exceed 9.7% per annum through the maturity date. Principal and interest on the Mortgage Note Payable are calculated based on a 25 year amortization, payable in equal monthly installments of $70,338 beginning August 1, 2011. The Mortgage Note Payable may be prepaid, at the Company’s option after August 1, 2013, subject to a yield maintenance charge. The Mortgage Note Payable is collateralized by a deed of trust, assignment of leases and rents, and security agreement granting the lender a first priority security interest in Heritage Commons III.

The Mortgage Note Payable generally is nonrecourse to the borrower, a wholly owned subsidiary of the Company formed to acquire Heritage Commons III, except in the event of certain insolvency events involving the borrower or its managing member, or if the borrower fails to comply with certain covenants under the Mortgage Note Payable agreement.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

8.	Mortgage Notes Payable (continued)

Generally, the Mortgage Note Payable documents contain customary covenants, agreements, representations and warranties and events of default, all as set forth in the Mortgage Note Payable documents. Additionally, the Mortage Note Payable includes a debt coverage ratio financial covenant. As of December 31, 2011, the Company was in compliance with these covenants. The Operating Partnership has guaranteed certain of the borrower’s obligations under the Mortgage Note Payable agreement. In connection with the Mortgage Note Payable, the Company incurred approximately $0.2 million in loan costs. These costs have been capitalized and are being amortized as interest expense over the term of the Mortgage Note Payable. As of December 31, 2011, approximately $12.3 million was outstanding on the Mortgage Note Payable.

On October 27, 2011, in connection with the acquisition of Heritage Commons IV, the Company obtained a $20.5 million loan (the “Senior Loan”) and a $4.0 million mezzanine loan (the “Mezz Loan”). The Senior Loan provides for an anticipated repayment date of November 1, 2016, with a maturity date of September 1, 2018. The Senior Loan bears interest at the rate of 6.018% per annum through November 1, 2016, at which time the interest rate increases in accordance with a calculation provided in the loan agreement, not to exceed 11.018% per annum, through the maturity date. Principal and interest on the Senior Loan are calculated based on a 25 year amortization, payable in equal monthly installments of $132,307 beginning December 1, 2011. The Senior Loan may be prepaid, at the Company’s option, only after December 1, 2013, subject to a yield maintenance charge.

The Senior Loan is collateralized by a deed of trust, assignment of leases and rents, and security agreement granting the lender a first priority security interest in Heritage Commons IV. The Senior Loan is generally nonrecourse to the borrower, a wholly owned subsidiary of the Company formed to acquire Heritage Commons IV, except in the event of certain insolvency events involving the borrower or its managing member, or if the borrower fails to comply with certain covenants under the Senior Loan agreement.

The Mezz Loan bears interest at the rate of 11% per annum and has the same maturity date and extension provision as the Senior Loan. However, if the Senior Loan is prepaid, the Mezz Loan must also be prepaid. Interest only payments, based on a 360-day year, are due monthly in the approximate amount of $36,667 during the initial term. Assuming no prepayment of the Mezz Loan is made, the unpaid principal balance due on the loan at maturity will be $4.0 million. The Mezz Loan may be prepaid at any time, subject to certain additional payments. If the Mezz Loan is repaid on or before November 1, 2012, the Company must pay the interest that would have been payable for the balance of such first year. In addition, any prepayment is subject to the payment of an exit fee equal to a percentage of the related principal amount of the Mezz Loan that is prepaid (the “Exit Fee”). The Exit Fee increases during the passage of time and ranges from 1% for the first twenty-four months to 4% for prepayments made in the fifth year and including the maturity date or any extended term of the Mezz Loan.

Generally, the Senior Loan and Mezz Loan contain customary covenants, agreements, representations and warranties and events of default, all as set forth in the loan documents. The Senior Loan also contains a debt coverage ratio financial covenant. As of December 31, 2011, the Company was in compliance with these covenants. The Operating Partnership has guaranteed certain of the borrower’s obligations under the Senior Loan and Mezz Loan. In connection with the Senior Loan and Mezz Loan, the Company incurred approximately $0.5 million in loan costs. These costs have been capitalized and are being amortized as interest expense over the term of the loan. As of December 31, 2011, approximately $20.4 million and $4.0 million were outstanding on the Senior Loan and Mezz Loan, respectively.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

8.	Mortgage Notes Payable (continued)

Maturities of mortgage notes payable for the next five years and thereafter, in aggregate, as of December 31, 2011 are:

2012	$560,223
2013	646,665
2014	683,359
2015	722,166
2016(1)	34,106,466
Thereafter	—

$36,718,879

FOOTNOTES:

(1)

For the purposes of the five year maturity table above, management assumed that the principal amounts outstanding on the Heritage Commons III and Heritage Commons IV mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

The Company estimates the fair market value of its mortgage notes payable was approximately $36.9 million as of December 31, 2011, based on current rates and spreads it would expect to obtain for similar borrowings.

9.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers or on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL (the “Managing Dealer”). In connection with services provided to the Company, affiliates are entitled to the following fees:

Managing Dealer - The Managing Dealer receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

Advisor - The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, Offering, acquisition and operating activities. Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the advisory agreement) of the Company’s properties as of the end of the preceding month.

The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, and (iii) in the case of the sale of loans, 1% of the contract price of any loan. The Company will not pay the Advisor a disposition fee in connection with the sale of investments that are securities; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if such entity is properly licensed.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

9.	Related Party Arrangements (continued)

Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction). However, if a listing occurs, the Advisor will not be entitled to receive an incentive fee on subsequent sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, the Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of the Company’s board of directors, including a majority of its independent directors.

Property Manager - Pursuant to a master property management agreement, the Property Manager receives property management fees of up to 4.5% of gross revenues for management of the Company’s properties. For the three properties owned as of December 31, 2011, the Company has agreed to pay the Property Manager property management fees ranging from 1.5% to 3% of gross revenues received of the applicable property.

In March 2012, the Company’s board of directors approved an amended and restated advisory agreement and amended and restated property management and leasing agreement with the Company’s Advisor and Property Manager, respectively. The revised agreements permit the Company’s subsidiaries to enter into contracts for certain real estate services directly with the Advisor’s sub-advisors and Property Manager’s sub-property managers providing services to the Company.

The revisions made to the advisory agreement and the property management agreement did not result in a change in the economic or legal rights and obligations of the Company, the Advisor or the Property Manager under the original agreements, nor was there a change in scope or quality of services to be provided to the Company.

CNL Capital Markets Corp - CNL Capital Markets Corp., an affiliate of CNL, receives an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to the Company pursuant to a services agreement. In March 2012, this agreement was amended to change the fee structure to a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the course of the term of the agreement. The new fee structure will be effective January 1, 2013.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

9.	Related Party Arrangements (continued)

For the years ended December 31, 2011 and 2010, the Company incurred the following fees due to the Managing Dealer in connection with its Offering:

	Year ended December 31,
	2011	2010
Selling commissions	$1,401,721	$522,587
Marketing support fees	600,738	240,534

	$2,002,459	$763,121

For the years ended December 31, 2011 and 2010, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Year ended December 31,
	2011	2010
Reimbursable expenses:
Offering costs	$1,022,278	$405,282
Operating and acquisition expenses	895,231	961,638

	1,917,509	1,366,920
Investment services fees	1,004,550	—
Asset management fees	168,180	—
Property management fees	67,494	—

	$3,157,733	$1,366,920

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2011	2010
Due to Managing Dealer:
Selling commissions	$31,558	$46,764
Marketing support fees	13,525	20,042

	45,083	66,806

Due to Property Manager:
Property management fees	17,709	—

	17,709	—

Due to the Advisor and its affiliates:
Reimbursable offering costs	22,541	33,403
Reimbursable operating expenses	585,085	899,982

	607,626	933,385

	$670,418	$1,000,191

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

9.	Related Party Arrangements (continued)

The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ending March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. On March 6, 2012, the Compnay’s independent directors determined that estimated operating expenses for the Expense Year ending March 31, 2012, including an estimated $1.1 million in excess of the Limitation, were justified based on a number of factors. These factors include how quickly new equity capital was raised and invested, and the relationship of these investments to the Company’s operating expenses many of which are the necessary result of being a public company.

On March 6, 2012, the Company’s board of directors approved an Expense Support and Conditional Reimbursement Agreement with its Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of personnel expenses and asset management fees to the Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative modified funds from operations (as defined in the agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to the Company’s total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement is terminable by the Advisor, but not before March 31, 2013, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of the subordination within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and the Company will have no obligation to pay such amounts.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 10. “Stockholders’ Equity.” The Advisor has incurred an additional $6.0 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on expenses) as of December 31, 2011. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

10.	Stockholders’ Equity

Upon formation, the Advisor acquired 22,222 shares of the Company’s common stock for $200,000.

Public Offering – On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share). As of October 6, 2010, the Company had received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on October 8, 2010 the funds were released from escrow and the Company commenced operations. As of December 31, 2011, the Company had received aggregate offering proceeds of approximately $28.5 million, including proceeds of approximately $0.3 million from shares sold through its distribution reinvestment plan.

Stock Issuance and Offering Costs – The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

10.	Stockholders’ Equity (continued)

In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by the Company may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by the Company subject to this limitation.

For the years ended December 31, 2011 and 2010, the Company incurred approximately $3.0 million and $1.2 million, respectively, in stock issuance and other offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 9. “Related Party Arrangements.”

Distributions – On May 25, 2010, the Company’s board of directors authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended by the Company’s board of directors. Distributions began accruing on October 7, 2010, the day after the Company met its minimum offering commitment.

During the years ended December 31, 2011 and 2010, cash distributions totaling approximately $1.1 million and $0.1 million, respectively, were declared payable to stockholders, including approximately $0.1 million and $0.04 million, declared but unpaid as of December 31, 2011 and 2010, respectively, which were paid in January 2012 and 2011, respectively. For the years ended December 31, 2011 and 2010, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes.

As the Company had no distributable earnings, the distributions were made from capital proceeds.

Redemption Plan – The Company has adopted a redemption plan that allows its stockholders who hold shares for at least one year to request that the Company redeem between 25% and 100% of their shares. If the Company has sufficient funds available to do so and if it chooses, in its sole discretion, to redeem shares, the number of shares redeemed in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

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

•

no more than 5% of the weighted average number of shares of the Company’s common stock outstanding during such 12-month period may be redeemed during such 12-month period; and redemption pricing ranging from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

During the years ended December 31, 2011 and 2010, the Company did not receive any requests eligible for redemption under its redemption plan.

The Company’s board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in the Company’s best interest.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

See Note 9. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its Offering and the expenses thereof.

12.	Concentration of Risk

As of December 31, 2011 and 2010, the Company had the following tenants that individually accounted for 10% or more of its aggregate total revenues or leased more than 10% of the Company’s assets:

Tenant	Percentage of Total Revenues(1)			Percentage of Total Assets(2)
	2011		2010(3)	2011		2010(3)
DynCorp International LLC	57.61	%	n/a	30.0	%	n/a
Mercedes-Benz Financial Services USA, LLC	32.44	%	n/a	50.6	%	n/a

     FOOTNOTES:

(1)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments and amortization of above market lease intangibles.

(2)	Represents net book value of real estate assets and lease intangibles associated with the property leased by the tenant as of the end of the period presented.

(3)	The Company did not own any properties during the year ended December 31, 2010.

During the year ended December 31, 2011, all of the properties the Company owned were located in Texas.

Failure of any of these tenants to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

13.	Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010:

2011 Quarters	First	Second	Third	Fourth	Year
Total revenues	$—	$48,655	$870,976	$1,548,470	$2,468,101
Operating loss	(261,634)	(1,009,925)	(319,767)	(1,049,864)	(2,641,190)
Net loss	(269,434)	(1,113,819)	(596,649)	(1,655,575)	(3,635,477)
Weighted average number of shares outstanding (basic and diluted)	1,024,498	1,464,656	1,984,627	2,486,898	1,744,849
Net loss per share of common stock (basic and diluted)	$(0.26)	$(0.76)	$(0.30)	$(0.67)	$(2.08)

2010 Quarters	First(1)	Second(1)	Third(1)	Fourth	Year
Total revenues	$—	$—	$—	$—	$—
Operating loss	—	—	—	(928,951)	(928,951)
Net loss	—	—	—	(928,951)	(928,951)
Weighted average number of shares outstanding (basic and diluted)	—	—	—	520,975	520,975
Net loss per share of common stock (basic and diluted)	$—	$—	$—	$(1.78)	$(1.78)

FOOTNOTE:

(1)	The Company was in development stage until operations commenced on October 8, 2010.

14.	Subsequent Events

During March 2012, the Company acquired a retail center in Giessen, Germany (“Giessen Retail Center”), located approximately forty miles outside of Frankfurt, Germany, with approximately 34,700 rentable square feet, for approximately $5.2 million. The property is fully leased at market rates to six German international and national non-food value retailers. Value retail is a term the Company uses to describe the segment of retail that focuses on products for price-conscious consumers, who comprise more than one-third of Germany’s retail market. The existing weighted average lease term remaining under the leases is 6.6 years. The leases contain options for tenants to renew for an additional three to five years.

Approximately $2.9 million of the purchase price was funded from a mortgage loan from a German bank. The loan has a 20-year term and is secured by the Giessen Retail Center and its rental revenues. The interest rate is a fixed rate of 3.7% per annum for the first 10 years, at which time the interest rate and whether fixed or variable, will be renegotiated. Loan payments consist of monthly interest only payments during the first five years of the loan. Thereafter, amortized monthly payments of principal and interest will be required through the maturity date.

During the period January 1, 2012 through March 6, 2012, the Company received additional subscription proceeds of approximately $9.0 million, including $0.1 million in proceeds from the Company’s distribution reinvestment plan.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework”.

Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

(1)	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010 and the period March 4, 2009 (date of inception) through December 31, 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2011

(3)	Index to Exhibits – Reference is made to the Exhibit Index beginning on page 87 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2012.

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

Signature	Title	Date

/s/ JAMES M. SENEFF, JR.	Chairman of the Board	March 14, 2012
James M. Seneff, Jr.

/s/ MATTHEW S. BANKS	Director	March 14, 2012
Matthew S. Banks

/s/ DOUGLAS N. BENHAM	Independent Director	March 14, 2012
Douglas N. Benham

/s/ JAMES P. DIETZ	Independent Director	March 14, 2012
James P. Dietz

/s/ STEPHEN J. LAMONTAGNE	Independent Director	March 14, 2012
Stephen J. LaMontagne

/s/ ROBERT A. BOURNE	Chief Executive Officer (Principal	March 14, 2012
Robert A. Bourne	Executive Officer)

/s/ STEVEN D. SHACKELFORD	Chief Financial Officer (Principal	March 14, 2012
Steven D. Shackelford	Financial and Accounting Officer)

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011 (in thousands)

	Initial Costs				Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encum- brances	Land & Land Improve- ments	Buildings & Building Improve- ments	Tenant Improve- ments	Improve- ments	Carrying Costs	Land & Land Improve- ments	Buildings & Building Improve- ments	Tenant Improve- ments	Total	Accumu- lated Depre- ciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed
Austin Property-Industrial Building Pflugerville, Texas	$2,820	$1,819	$2,012	$53	$—	$—	$1,819	$2,012	$53	$3,884	$(55)	2000	06/08/11	(1)

Heritage Commons III-Office Building Fort Worth, Texas	12,275	2,608	10,086	414	—	—	2,608	10,086	414	13,108	(200)	2006	06/28/11	(1)

Heritage Commons IV-Office Building Fort Worth, Texas	24,444	3,015	15,900	4,026	—	—	3,015	15,900	4,026	22,941	(187)	2008	10/27/11	(1)

	$39,539	$7,442	$27,998	$4,493	$—	$—	$7,442	$27,998	$4,493	$39,933	$(442)

Transactions in real estate and accumulated depreciation as of December 31, 2011 are as follows:

Balance at December 31, 2010	$—	Balance at December 31, 2010	$—
2011 Acquisitions	39,933	2011 Depreciation	442

Balance at December 31, 2011	$39,933	Balance at December 31, 2011	$442

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $55.7 million.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2011 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2012 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 333-158478) filed August 13, 2010, and incorporated herein by reference.)
3.1.1	Articles of Amendment (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed July 1, 2011, and incorporated herein by reference.)
3.2

Third Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

4.1

Form of Subscription Agreement (Previously filed as Appendix B to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

4.1.1

Form of Combined Subscription Agreement (Previously filed as Exhibit 4 1.1 to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-158478) filed November 14, 2011, and incorporated herein by reference.)

4.2

Form of Distribution Reinvestment Plan (Previously filed as Appendix C to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

4.3

Form of Redemption Plan (Previously filed as Appendix D to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

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

10.1

Third Amended and Restated Limited Partnership Agreement of Global Income, LP (Previously filed as Exhibit 10.1 to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

10.2

Amended and Restated Escrow Agreement (Previously filed as Exhibit 10.2 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-158478) filed April 2, 2010, and incorporated herein by reference.)

10.3	Fourth Amended and Restated Advisory Agreement (Filed herewith.)
10.3.1	Expense Support and Conditional Reimbursement Agreement (Filed herewith.)
10.4

Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-158478) filed August 13, 2010, and incorporated herein by reference.)

10.4.1

Second Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.1 to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

10.4.2	Third Amended and Restated Master Property Management Agreement (Filed herewith.)
10.5

Amended and Restated Service Agreement (Previously filed as Exhibit 10.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed February 25, 2010, and incorporated herein by reference.)

10.5.1	Termination Agreement (Filed herewith.)
10.5.2	Service Agreement (Filed herewith.)
10.6

Indemnification Agreement between Macquarie CNL Global Income Trust, Inc. (now known as Global Income Trust, Inc.) and James M. Seneff, Jr. dated December 21, 2009. Each of the following directors and/or officers have entered into a substantially similar agreement: Matthew S. Banks, Robert A. Bourne, Curtis B. McWilliams, Steven D. Shackelford, Kimberly J. Ledford, Mark D. Mullen, Douglas N. Benham, James P. Dietz, and Stephen J. LaMontagne, each dated December 21, 2009; Andrew A. Hyltin dated March 2, 2011 and effective as of November 1, 2010; Lilian Wong dated March 2, 2011; and Holly J. Greer dated January 10, 2012 and effective as of August 11, 2011. (Previously filed as Exhibit 10.6 to the Annual report on Form 10-K filed March 7, 2011, and incorporated herein by reference.)

10.7

Credit Agreement dated as of March 24, 2011, by and among Macquarie CNL Global Income Trust, Inc., Macquarie CNL Income, LP and JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 29, 2011, and incorporated herein by reference.)

10.7.1

Promissory Note for up to $50,000,000 dated as of March 24, 2011, in favor of JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 29, 2011, and incorporated herein by reference.)

10.7.2

Pledge and Security Agreement dated as of March 24, 2011, by and among Macquarie CNL Global Income Trust, Inc., Macquarie CNL Income, LP and JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed March 29, 2011, and incorporated herein by reference.)

10.8

Purchase and Sale Agreement dated April 25, 2011 among Heritage Commons III, Ltd., Heritage Commons IV, Ltd, and Macquarie CNL Income, LP and amendments thereto. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.8.1

Partial Assignment of Purchase and Sale Agreement dated June 28, 2011 between Macquarie CNL Income, LP and IN-105 Heritage III, LLC. (Previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9

Assignment and Assumption of Leases dated June 28, 2011 between Heritage Commons III, Ltd. and IN-105 Heritage III, LLC. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.10

Loan Agreement dated June 28, 2011 between IN-105 Heritage III, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.10.1

Promissory Note ($12,400,000) dated June 28, 2011 by IN-105 Heritage III, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.10.2

Limited Recourse Guaranty Agreement dated June 28, 2011 by Macquarie CNL Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.11

Real Estate Purchase and Sale Contract dated the effective date of March 21, 2011 between Bay Investors, LLC and CNL Real Estate Services Corp. (d/b/a CNL Commercial Real Estate) and amendments thereto. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.11.1

Assignment and Assumption of Real Estate Purchase and Sale Contract dated March 28, 2011 between CNL Real Estate Services Corp. d/b/a CNL Commercial Real Estate and Macquarie CNL Income, L.P. (Previously filed as Exhibit 10.4.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.11.2

Assignment of Real Estate Purchase and Sale Contract dated June 8, 2011 between Macquarie CNL Income, L.P. and IN-104 Austin, LLC. (Previously filed as Exhibit 10.4.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.12

Assignment and Assumption of Lease dated June 8, 2011 between Bay Investors, LLC and IN-104 Austin, LLC. (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.13

Joinder Agreement dated June 8, 2011 between IN-104 Austin, LLC and JPMorgan Chase Bank, N.A. (under that certain Credit Agreement dated March 24, 2011 among Macquarie CNL Income, LP, Macquarie CNL Global Income Trust, Inc. and JPMorgan Chase Bank, N.A.). (Previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.14

Partial Assignment of Purchase and Sale Agreement dated October 27, 2011 between Global Income, LP and GIT Heritage IV TX, LLC. (Previously filed as Exhibit 10.1.1 to the Current Report on Form 8-K filed 2, 2011, and incorporated herein by reference.)

10.15

Assignment and Assumption of Leases dated October 27, 2011 between Heritage Commons III, Ltd. and GIT Heritage IV TX, LLC. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.16

Loan Agreement dated October 27, 2011 between GIT Heritage IV TX, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.16.1

Promissory Note ($20,500,000) dated October 27, 2011 by GIT Heritage IV TX, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.1 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.16.2

Limited Recourse Guaranty Agreement dated October 27, 2011 by Global Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.17

Mezzanine Loan Agreement dated October 27, 2011 between GIT Heritage IV Mezz, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.17.1

Mezzanine Promissory Note ($4,000,000) dated October 27, 2011 by GIT Heritage IV Mezz, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.4.1 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.17.2

Pledge and Security Agreement dated October 27, 2011 between GIT Heritage IV Mezz, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.4.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.17.3

Limited Recourse Mezzanine Guaranty Agreement dated October 27, 2011 by Global Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.4.3 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)
31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101*

The following materials from Global Income Trust, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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