Form 10-Q
period 2012-03-31
Global Income Trust, Inc.
filed 2012-05-14
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-54684

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 8, 2012 was 4,397,496.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS

Real estate investment properties, net	$43,732,249	$39,491,392
Lease intangibles, net	13,883,469	13,697,749
Cash and cash equivalents	9,786,833	5,429,114
Loan costs, net	904,897	962,850
Restricted cash	729,545	759,843
Other assets	374,707	220,542

Total Assets	$69,411,700	$60,561,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$39,500,801	$36,718,879
Other liabilities	1,101,015	940,450
Due to related parties	907,355	670,418
Credit facility	820,000	2,820,000
Accounts payable and accrued expenses	626,734	692,220

Total Liabilities	42,955,905	41,841,967

Commitments and contingencies (Note10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 4,044,197 and 2,879,077 shares issued and outstanding, respectively	40,442	28,791
Capital in excess of par value	34,373,092	24,472,676
Accumulated distributions	(1,783,383)	(1,217,516)
Accumulated deficit	(6,172,327)	(4,564,428)
Accumulated other comprehensive losses	(2,029)	—

Total Stockholders’ Equity	26,455,795	18,719,523

Total Liabilities and Stockholders’ Equity	$69,411,700	$60,561,490

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

		Three months ended March 31,
		2012		2011

Revenues:
Rental income from operating leases		$1,607,065		$—
Tenant reimbursement income		272,818		—

Total revenues		1,879,883		—

Expenses:
Property operating expenses		615,699		—
General and administrative		519,402		256,574
Acquisition fees and expenses		579,101		5,060
Asset management fees		135,761		—
Property management fees		54,126		—
Depreciation and amortization		903,727		—

Total expenses		2,807,816		261,634

Operating loss		(927,933)		(261,634)

Other income (expense):
Interest and other income		267		—
Interest expense and loan cost amortization		(742,497)		(7,800)

Total other expense		(742,230)		(7,800)

Loss before income taxes		(1,670,163)		(269,434)

Income tax benefit		62,264		—

Net loss		(1,607,899)		(269,434)

Net loss per share of common stock (basic and diluted)	$(0.46)		$(0.26)

Weighted average number of shares of common stock outstanding (basic and diluted)	3,491,865		1,024,498

Other comprehensive losses:
Foreign currency translation adjustments		(2,029)		—

Total other comprehensive losses		(2,029)		—

Comprehensive losses		$(1,609,928)		$(269,434)

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012 (Unaudited) and the Year Ended December 31, 2011

	Common Stock		Capital in			Accumulated Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Distributions	Accumulated Deficit	Comprehensive Losses	Stockholders’ Equity
Balance at December 31, 2010	840,367	$8,403	$7,150,777	$(83,379)	$(928,951)	$—	$6,146,850
Subscriptions received for common stock through public offering and reinvestment plan	2,038,710	20,388	20,346,636	—	—	—	20,367,024
Stock issuance and offering costs	—	—	(3,024,737)	—	—	—	(3,024,737)
Net loss	—	—	—	—	(3,635,477)	—	(3,635,477)
Distributions declared ($0.0017808 per share per day)	—	—	—	(1,134,137)	—	—	(1,134,137)

Balance at December 31, 2011	2,879,077	28,791	24,472,676	(1,217,516)	(4,564,428)	—	18,719,523
Subscriptions received for common stock through public offering and reinvestment plan	1,165,990	11,660	11,635,198	—	—	—	11,646,858
Redemption of common stock	(870)	(9)	(8,009)	—	—	—	(8,018)
Stock issuance and offering costs	—	—	(1,726,773)	—	—	—	(1,726,773)
Net loss	—	—	—	—	(1,607,899)	—	(1,607,899)
Other comprehensive losses	—	—	—	—	—	(2,029)	(2,029)
Distributions declared ($0.0017808 per share per day)	—	—	—	(565,867)	—	—	(565,867)

Balance at March 31, 2012	4,044,197	$40,442	$34,373,092	$(1,783,383)	$(6,172,327)	$(2,029)	$26,455,795

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2012	2011
Operating Activities:
Net loss	$(1,607,899)	$(269,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903,727	—
Amortization of above- and below-market lease intangibles	16,583	—
Amortization of loan costs	105,738	3,911
Changes in operating assets and liabilities:		—
Other assets	(151,679)	21,106
Other liabilities	57,848	—
Due to related parties	164,615	(302,759)
Accounts payable and accrued expenses	63,585	5,772

Net cash used in operating activities	(447,482)	(541,404)

Investing Activities:
Acquisition of properties	(5,244,136)	—
Deposits on real estate	—	(50,000)
Additions to real estate	(2,460)	—
Changes in restricted cash	30,298	—

Net cash used in investing activities	(5,216,298)	(50,000)

Financing Activities:
Subscriptions received for common stock through public offering and reinvestment plan	11,646,858	3,800,010
Proceeds from mortgage notes payable	2,865,190	—
Repayments of mortgage notes payable	(151,803)	—
Repayments on credit facility	(2,000,000)	—
Payment of stock issuance and offering costs	(1,654,447)	(618,695)
Distributions to stockholders	(500,491)	(141,537)
Payment of loan costs	(178,424)	(222,985)
Redemptions of common stock	(8,018)	—

Net cash provided by financing activities	10,018,865	2,816,793

Effect of Exchange Rate Fluctuation on Cash	2,634	—

Net Increase in Cash and Cash Equivalents	4,357,719	2,225,389

Cash and Cash Equivalents at Beginning of Period	5,429,114	7,132,675

Cash and Cash Equivalents at End of Period	$9,786,833	$9,358,064

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Loan costs	$—	$138,018

Stock issuance and offering costs	$139,950	$43,903

Distributions declared	$214,205	$63,395

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

1.	Business and Organization

Global Income Trust, Inc. was organized in Maryland on March 4, 2009. The term “Company” includes, unless the context otherwise requires, Global Income Trust, Inc., Global Income, LP, a Delaware limited partnership (the “Operating Partnership”), Global Income GP, LLC, and other subsidiaries of Global Income Trust, Inc. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

The Company is externally advised by CNL Global Income Advisors, LLC (the “Advisor”) and its property manager is CNL Global Income Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. Affiliates of CNL and Macquarie Infrastructure and Real Assets Inc. (“MIRA”), and MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”) serve as sub-advisors and sub-property managers. In addition, certain unrelated sub-property managers have been engaged by the Company or sub-property managers to provide certain property management services.

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act. As of March 31, 2012, the Company had received aggregate offering proceeds of approximately $40.1 million.

As of March 31, 2012, the Company owned two commercial office buildings and one distribution facility located in the United States and one value retail property located in Germany. No properties were owned during the three months ended March 31, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Actual results could differ from those estimates.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Foreign Currency Translation –The accounting records for the Company’s consolidated subsidiary that owns the property in Giessen, Germany are maintained in the local currency, and revenues and expenses are translated using the average exchange rates during the period presented. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive losses in the statement of comprehensive losses and in other comprehensive losses in the statement of stockholders’ equity as a cumulative foreign currency translation adjustment. Any gains and losses from foreign currency transactions are included in the accompanying condensed consolidated statements of comprehensive losses.

Fair Value Measurements – GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

When market data inputs are unobservable, the Company utilizes inputs that it believes reflects the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 100% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT.

As a REIT, the Company is subject to certain state and foreign income taxes. These state and foreign income taxes will be accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Reclassifications – Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss or stockholders’ equity.

Recent Accounting Pronouncements – In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This topic clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012 and it did not have an effect on its consolidated financial statements.

3.	Acquisitions

In March 2012, the Company acquired a value-retail center in Giessen, Germany (the “Giessen Retail Center”) for approximately $5.2 million.

The following summarizes the allocation of the purchase price for the Giessen Retail Center acquisition and the estimated fair values of the assets and liabilities assumed:

Assets
Land and land improvements	$813,927
Building and improvements	3,778,156
Lease intangibles (1)	688,774
Liabilities
Acquired below-market leases	(36,721)

Net assets acquired	$5,244,136

FOOTNOTE:

(1)	The weighted-average amortization period on the acquired lease intangibles is approximately 6.3 years.

The revenues and net losses attributable to the property included in net loss in the Company’s condensed consolidated statements of comprehensive losses were approximately $0.03 million and $(0.5) million, respectively for the three months ended March 31, 2012. The loss includes deductions for acquisition fees and expenses and depreciation and amortization expense.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

4.	Real Estate Investment Properties, net

As of March 31, 2012 and December 31, 2011, real estate investment properties consisted of the following:

	March 31, 2012	December 31, 2011
Land and land improvements	$8,244,640	$7,442,000
Building and improvements	31,842,170	27,998,000
Tenant improvements	4,493,000	4,493,000
Less: accumulated depreciation and amortization	(847,561)	(441,608)

	$43,732,249	$39,491,392

For the three months ended March 31, 2012 and 2011, depreciation expense on the Company’s real estate investment properties was approximately $0.4 million and $0, respectively.

5.	Operating Leases

The Giessen Retail Center is fully leased to six German international and national non-food value retailers. Value retail is a term the Company uses to describe the segment of retail that focuses on products for price-conscious consumers. The existing weighted average lease term remaining under the leases is approximately 6.3 years. The leases contain options for tenants to renew for an additional three to five years.

In addition to the Giessen Retail Center, the Company owned three other properties during the three month ended March 31, 2012. As of March 31, 2012, all of the Company’s leases were accounted for as operating leases. The leases had remaining terms expiring between 2016 and 2019 subject to the tenants’ options to extend the lease periods ranging from three to ten years. The following is a schedule of future minimum lease payments to be received for the remainder of 2012 and each of the next four years and thereafter, in the aggregate, under non-cancellable operating leases as of March 31, 2012:

2012	$4,917,456
2013	6,659,727
2014	6,969,084
2015	6,969,084
2016	6,695,024
Thereafter	12,060,716

$44,271,091

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options that may be exercised by the tenants in the future.

6.	Indebtedness

Mortgage Notes Payable – In March 2012, in connection with the Giessen Retail Center acquisition, the Company obtained a $2.9 million mortgage loan from a German bank. The loan has a 20-year term and is secured by the Giessen Retail Center and its rental revenues. The interest rate is a fixed rate of 3.7% per annum for the first 10 years, at which time the interest rate, whether fixed or variable, will be renegotiated. Loan payments consist of monthly interest only payments during the first five years of the loan. Thereafter, monthly payments will include principal and interest through the maturity date.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

6.	Indebtedness (continued)

The fair market value and carrying value of the mortgage notes payable was approximately $40.3 million and $39.5 million, respectively as of March 31, 2012, and $36.9 million and $36.7 million, respectively, as of December 31, 2011 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. The Company estimates that the fair market value on its credit facility approximates its carrying value as of both March 31, 2012 and December 31, 2011. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

7.	Related Party Arrangements

For the three months ended March 31, 2012 and 2011, the Company incurred the following fees to the managing dealer, an affiliate of the Company’s Advisor, in connection with its Offering:

	2012	2011

Selling commissions	$800,948	$262,331
Marketing support fees	343,263	112,428

	$1,144,211	$374,759

For the three months ended March 31, 2012 and 2011, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	2012	2011
Reimbursable expenses:
Offering costs	$582,562	$187,630
Operating and acquisition expenses	308,389	162,157

	890,951	349,787
Investment services fees(1)	96,593	—
Asset management fees	135,761	—
Property management fees	54,126	—

	$1,177,431	$349,787

FOOTNOTE:

(1)	Includes amounts paid directly by subsidiaries of the Company to MGPA Advisory. MGPA Advisory is a sub-advisor of the Advisor and is indirectly affiliated with one of the Company’s directors due to MIRA’s ownership through an affiliate of a joint venture interest in an affiliate of MGPA Advisory.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

7.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	March 31, 2012	December 31, 2011

Due to managing dealer:
Selling commissions	$65,310	$31,558
Marketing support fees	27,990	13,525

	93,300	45,083

Due to Property Manager:
Property management fees	18,182	17,709

	18,182	17,709

Due to the Advisor and its affiliates:
Reimbursable offering costs	46,650	22,541
Reimbursable operating expenses	749,223	585,085

	795,873	607,626

	$907,355	$670,418

The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company’s independent directors have determined that operating expenses for the Expense Year ended March 31, 2012, including approximately $1.1 million in excess of the Limitation, were justified based on a number of factors. These factors include how quickly new equity capital was raised and invested, and the relationship of these investments to the Company’s operating expenses many of which are the necessary result of being a public company.

In March 2012, the Company’s board of directors approved an Expense Support and Conditional Reimbursement Agreement with its Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of personnel expenses and asset management fees to the Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative modified funds from operations (as defined in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to the Company’s total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement is terminable by the Advisor, but not before March 31, 2013, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of reimbursement within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and the Company will have no obligation to pay such amounts.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

7.	Related Party Arrangements (continued)

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and Offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred an additional $5.9 million of costs on behalf of the Company in connection with the Offering exceeding the 15% limitation on expenses as of March 31, 2012. These costs will be recognized by the Company in future periods as the Company receives future Offering proceeds to the extent such costs are within such 15% limitation.

In March 2012, the Company’s board of directors approved an amended and restated advisory agreement and amended and restated property management agreement with the Company’s Advisor and Property Manager, respectively. These revised agreements permit the Company’s subsidiaries to enter into contracts for certain real estate services directly with the Advisor’s sub-advisors and Property Manager’s sub-property managers providing services to the Company.

8.	Stockholders’ Equity

Distributions –During the three months ended March 31, 2012 and 2011, cash distributions totaling approximately $0.6 million and $0.2 million, respectively, were declared payable to stockholders, including approximately $0.2 million and $0.1 million, declared but unpaid as of March 31, 2012 and 2011, respectively, which were paid in April 2012 and April 2011, respectively. As the Company had no distributable earnings or funds from operations (“FFO”), the distributions were made from Offering proceeds. In addition, 100% of distributions for the three months ended March 31, 2012 are expected to be a return of capital and 100% of distributions for the three months ended Month 31, 2011 were considered a return of capital for federal income tax purposes.

9.	Income Taxes

During the three months ended March 31, 2012, the Company recognized state and foreign income taxes (benefits) related to its properties in Texas and Germany resulting in a net tax benefit of approximately $0.1 million. The effective tax rate for the property located in Germany is 15.8%.

10.	Commitments and Contingencies

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

See Note 7. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with the Offering and the expenses thereof.

11.	Subsequent Events

During the period April 1, 2012 through May 8, 2012, the Company received additional subscription proceeds of approximately $3.5 million (353,299 shares) from its Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Global Income Trust, Inc. (herein also referred to as “we,” “our,” and “us”) includes Global Income Trust, Inc. and each of its subsidiaries. We intend that all such forward-looking statements be covered by the safe-harbor provisions for forward-looking statements of Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable.

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, our prospectus dated April 27, 2012 and other documents filed from time to time with the Securities and Exchange Commission.

Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to: the global impact of the current credit crisis in the U.S. and Europe; changes in general economic conditions in the U.S. or globally (including financial market fluctuations); risks associated with our investment strategy; risks associated with the real estate markets in which we invest; risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks; risks associated with the use of debt to finance our business activities, including refinancing and interest rate risk and our failure to comply with our debt covenants; our failure to obtain, renew or extend necessary financing or to access the debt or equity markets; competition for properties and/or tenants in the markets in which we engage in business; the impact of current and future environmental, zoning and other governmental regulations affecting our properties; our ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects or acquired property value-add conversions, if applicable (including construction delays, cost overruns, our inability to obtain necessary permits and/or public opposition to these activities); defaults on or non-renewal of leases by tenants; failure to lease properties at all or on favorable terms; unknown liabilities in connection with acquired properties or liabilities caused by property managers or operators; our failure to successfully manage growth or integrate acquired properties and operations; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage; the impact of outstanding or potential litigation; risks associated with our tax structuring; our failure to qualify and maintain our status as a real estate investment trust and our ability to protect our intellectual property and the value of our brand.

Management believes these forward-looking statements are reasonable. However, such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. Investors are cautioned not to place undue reliance on any forward-looking statements which are based on current expectations. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law.

OVERVIEW

Global Income Trust, Inc. was organized as a Maryland corporation on March 4, 2009 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Beginning on April 23, 2010, we offered for sale up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”). As of March 31, 2012, we had received total offering proceeds of approximately $40.1 million (4.0 million shares), including approximately $0.5 million through our distribution reinvestment plan. During the period April 1, 2012 through May 8, 2012, we received an additional subscription proceeds of approximately $3.5 million (353,299 shares) from our Offering.

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

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. Affiliates of CNL and Macquarie Infrastructure and Real Assets Inc. (“MIRA”), and MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”) serve as sub-advisors and as sub-property managers. MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia. In addition, certain unrelated sub-property managers have been engaged by the Company or sub-property managers to provide certain property management services. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

MARKET OUTLOOK

The U.S. real estate markets have started to rebound from the general recession as evidenced by rising sales volumes and improving fundamentals across all types of commercial real estate. These positive trends and the resulting firming of pricing power are a direct result of modest but steady demand for space at a time of constrained supply due primarily to the limited amount of capital available for new development. In particular, the multifamily market has experienced a steady increase in occupancy rates, and a corresponding increase in net rental rates, as a result of increased demand driven by demographics and the decline in home ownership. Steady job growth over the past several months has increased demand in other asset types, with the industrial market showing the most robust recovery. Job growth has been especially strong across the sunbelt states and has led to renewed investor interest in all asset types in the region. With few alternatives for income from financial assets, capital flows are increasing in alternative asset classes, including hard assets such as real estate. The resulting investor demand for income-oriented hard assets has pushed up investment sales volume and asset pricing across all asset types in major markets. The influx of acquisition capital has driven pricing for stabilized assets to a point where the resulting yields do not support our pursuit of core assets in major markets. As such, we will continue to focus acquisition activity on strong secondary markets and asset classes where strong risk-adjusted returns remain available.

Internationally, we remained focused on the stronger countries in Europe and select markets in Asia. While the European debt crisis continues to play out, it also creates potential income acquisition opportunities in key markets in the more stable regions. Through our sub-advisor, MGPA Advisory, we are initially targeting Germany, United Kingdom, France and Poland; all regions where MGPA Advisory has local offices. In particular we see positive investment characteristics in German value retail as evidenced by our first international acquisition in Giessen, Germany. Key markets in Asia have shown extensive growth over the past decade due, in part, to the rise of low cost manufacturing supporting exports and the investment of sovereign capital. We will continue to review opportunities in Asia where MGPA Advisory maintains a market presence.

More than ever, we believe market conditions demand researched and reasoned actions, and we believe our access to the resources of our Advisor and its global sub advisors, position us well for success.

We expect to diversify our investments domestically and internationally by making further acquisitions. We see opportunities across a variety of asset types, including well-located suburban office, industrial and retail in select markets throughout the U.S. We continue to research markets around the globe for opportunities that are consistent with our strategy. We are focused on Europe for additional investments and Asia for a potential acquisition in 2012 because:

•

While some countries within Europe are currently deleveraging at different speeds through a variety of austerity measures, our focus is centered primarily on central or northern European countries including Germany, United Kingdom, France and Poland. We believe that the economic uncertainty in the Eurozone may also present significant acquisition opportunities.

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

While the current opportunities may be in the above markets, we anticipate that our investment focus will be flexible over time and will be dependent on the market outlook for each asset type and the specific geographic region.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital have been and are expected to continue to be proceeds we receive from our Offering and any subsequent offerings and borrowings. Our principal demands for funds will be for:

•	the acquisition of real estate and real estate-related assets and related acquisition fees and expense,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds from our Offering and financings. However, until such time as we are fully invested, we expect to continue to use proceeds from our Offering to pay a portion of our operating expenses, distributions and debt service.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. There will be a delay between the sale of our shares and the purchase of properties or other investments, which could impact the amount of cash available for distributions. Therefore, we have and may continue to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our Offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but, except to the extent required by the Expense Support Agreement described in Results of Operations, are not required to do so.

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

Common Stock Offering

For the three months ended March 31, 2012 and 2011, our main source of capital was the proceeds of our Offering. During such periods, we received total offering proceeds of approximately $11.6 million and $3.8 million, respectively, including amounts received through our distribution reinvestment plan. During the period April 1, 2012 through May 8, 2012, we received an additional $3.5 million (353,299 shares) from our Offering.

Borrowings

In March 2012, in connection with the acquisition of our first international property, a value retail center in Giessen, Germany (“Giessen Retail Center”), we obtained a $2.9 million mortgage loan from a German bank. The loan has a 20-year term and is secured by the Giessen Retail Center and its rental revenues. The interest rate is a fixed rate of 3.7% per annum for the first 10 years, at which time the interest rate and whether fixed or variable, will be renegotiated. Loan payments consist of monthly interest only payments during the first five years of the loan. Thereafter, monthly payments of principal and interest will be required through the maturity date.

During the three months ended March 31, 2012, we paid approximately $0.2 million in loan costs.

As of March 31, 2012 and December 31, 2011, we had an aggregate debt leverage ratio of 58.1% and 65.3%, respectively, of the aggregate carrying value of our assets.

USES OF LIQUIDITY AND CAPITAL RESOURCES

Acquisitions

In March 2012, we acquired Giessen Retail Center, located approximately forty miles outside of Frankfurt, Germany, with approximately 34,700 rentable square feet, for approximately $5.2 million. The property is fully leased to six German international and national non-food value retailers. Value retail is a term used to describe the segment of retail that focuses on products for price-conscious consumers, who comprise more than one-third of Germany’s retail market. The existing weighted average lease term remaining under the leases is 6.3 years. The leases contain options for tenants to renew for an additional three to five years.

Debt Repayments

During the three months ended March 31, 2012, we repaid $2.0 million and $0.2 million of outstanding principal under our $35 million credit facility and mortgage notes payable, respectively. We used cash that was available pending the acquisition of properties to repay the majority of the outstanding principal on our credit facility payment in order to reduce our expenses. The amount repaid remains available for future withdrawal. Debt payments during the three months ended March 31, 2012 were funded primarily using net proceeds from our Offering. To the extent we do not have sufficient cash from operations, we intend to continue using proceeds from our Offering to fund our debt payments.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross proceeds on shares sold, excluding shares sold pursuant to our distribution reinvestment plan. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with the Offering, such as filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the three months ended March 31, 2012 and 2011, we incurred approximately $1.7 million and $0.6 million, respectively, in stock issuance and offering costs. The Advisor had incurred approximately $5.9 million of additional costs in connection with the Offering exceeding the 15% limitation on our behalf as of March 31, 2012. These costs will be recognized by us in future periods as we receive future offering proceeds to the extent that the costs are within the 15% limitation.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. Our board of directors has authorized a distribution policy providing for a daily distribution of $0.0017808 per share of common stock. Distributions are declared to stockholders of record daily and paid monthly. The daily distribution rate equates to an annualized distribution rate of 6.5% based on our offering price of $10.00 per share.

During the three months ended March 31, 2012 and 2011, cash distributions totaling approximately $0.6 million and $0.2 million, respectively, were declared payable to stockholders, including approximately $0.2 million and $0.1 million, declared but unpaid as of March 31, 2012 and 2011, respectively, which were paid in April 2012 and April 2011, respectively. As we had no distributable earnings or funds from operations (“FFO”), the distributions were made from Offering proceeds. In addition, 100% of distributions for the three months ended March 31, 2012 are expected to be a return of capital and 100% of the distributions for the three months ended March 31, 2011 were considered a return of capital for federal income tax purposes.

We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Our board of directors considers a number of factors in its determination of the amount and basis of distributions it declares, including expected and actual net cash flow from operations, FFO, modified funds from operations (“MFFO”), our overall financial condition, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the monetization of an asset, as well as other factors including an objective of maintenance of stable and predictable distributions regardless of the composition.

Expense Support Agreement

In March 2012, our board of directors approved an Expense Support and Conditional Reimbursement Agreement with our Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of personnel expenses and asset management fees to the Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative MFFO (as defined in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to our total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement is terminable by the Advisor, but not before March 31, 2013, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of reimbursement within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and we will have no obligation to pay such amounts.

Net Cash Used in Operating Activities

During the three months ended March 31, 2012 and 2011, we used approximately $0.4 million and $0.5 million, respectively, of net cash in operating activities. For the three months ended March 31, 2012 and 2011, cash was used primarily to pay property operating expenses, acquisition fees and expenses and general and administrative expenses. We have used and will continue to use proceeds from our Offering to fund acquisition fees and expenses. Because we are in our acquisition stage, the net operating income from our properties is not yet sufficient to fund all of our general and administrative expenses. Until such time as we generate sufficient net operating income from our investments, we expect to continue to fund a portion of such amounts with Offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of March 31, 2012, we owned four real estate investment properties that were 100% leased under operating leases. As of March 31, 2011, we had no investments. Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio. Management expects increases in revenues and expenses in the future as we purchase additional real estate and real estate-related assets.

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Revenues. Rental revenue and tenant reimbursements were approximately $1.6 million and $0.3 million, respectively, for the three months ended March 31, 2012. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred. We expect increases in revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2012 were approximately $0.6 million. These expenses include property taxes, utilities and other costs to operate the property, some of which are reimbursable by tenants with reimbursed amounts included in revenues. In general, as property operating expenses increase for the four properties owned as of March 31, 2012, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were approximately $0.5 million as compared to $0.3 million for the three months ended March 31, 2011. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. Although we expect increases in general and administrative expenses in the future as we purchase additional real estate properties, all or a portion of reimbursable personnel expenses of affiliates of the Advisor for the period April 1, 2012 through March 31, 2013, may be deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement.

Acquisition Fees and Expenses. Acquisition fees and expenses for the three months ended March 31, 2012 were approximately $0.6 million. Acquisition fees and expenses for the three months ended March 31, 2012 consisted primarily of investment services fees and acquisition expenses in connection with the Giessen Retail Center acquisition. Acquisitions expenses for the Giessen Retail Center were relatively high because while the asset itself was relatively small in size, we nonetheless incurred a number of expenses in creating our structure and researching local requirements that we would expect to minimize going forward. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate properties.

Asset Management Fees. We incurred approximately $0.1 million in asset management fees payable to our Advisor during the three months ended March 31, 2012 related to our four properties. There were no asset management fees incurred for the three months ended March 31, 2011. Although we expect increases in asset management fees in the future as we purchase additional real estate properties, all or a portion of asset management fees for the period April 1, 2012 through March 31, 2013, may also be deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement.

Property Management Fees. We incurred approximately $0.1 million in property management fees payable to our Property Manager during the three months ended March 31, 2012 for its services in managing the property operations of our four properties. There were no property management fees incurred for the three months ended March 31, 2011. We expect increases in property management fees in the future as we purchase additional real estate properties.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 was approximately $0.9 million and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to our four properties. There was no depreciation and amortization expense incurred for the three months ended March 31, 2011. We expect increases in depreciation and amortization in the future as we purchase additional real estate properties.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the three months ended March 31, 2012 was approximately $0.7 million relating to debt on our properties and the fee on the unused portion of our credit facility. We expect increases in interest expense and loan cost amortization to increase as we incur additional indebtedness.

Income Tax Benefit. During the three months ended March 31, 2012, we recognized state and international income taxes (benefits) related to our properties in Texas and Germany resulting in a net tax benefit of approximately $0.1 million. We expect increases in income tax expense as we acquire additional international properties and the Giessen Retail Center is operational for a full period.

2%/25% Limitation

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our independent directors have determined that operating expenses for the Expense Year ended March 31, 2012, including approximately $1.1 million in excess of the Limitation, were justified based on a number of factors. These factors include how quickly new equity capital was raised and invested, and the relationship of these investments to our operating expenses many of which are the necessary result of being a public company.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those described above, risk factors identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We may, in the future, make other adjustments to net loss in arriving at FFO as identified above at the time that any such other adjustments become applicable to our results of operations. FFO, for example, would exclude impairment charges of real estate-related investments. Because GAAP impairments represent non-cash charges that are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance. While impairment charges may be excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. In addition, FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we intend to fund from the proceeds of our Offering and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income. As a result, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified FFO (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-traded REIT. Under IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs (“IPA Guideline”), MFFO excludes from FFO additional non-cash or non-recurring items, including the following:

•	acquisition fees and expenses which have been deducted as expenses in the determination of GAAP net income;

•	non-cash amounts related to straight-line rent;

•	amortization of above or below market intangible lease assets and liabilities;

•	accretion of discounts and amortization of premiums on debt investments;

•	impairments of loans receivable, and equity and debt investments;

•	realized gains or losses from the early extinguishment of debt;

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. As of March 31, 2012 and 2011, our MFFO is FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases and straight-line rent adjustments, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

•

Acquisition fees and expenses. In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been and will continue to be funded from the proceeds of our Offering and other financing sources and not from operations. We believe by excluding acquisition fees and expenses, MFFO provides useful supplemental information that is comparable between differing reporting periods for each type of our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. The exclusion of acquisition fees and expenses is generally our most significant adjustment at the present time, as we are currently in our offering and acquisition stages. However, if earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

•

Amortization of above- and below-market leases. Under GAAP, certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

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

We may, in the future, make other adjustments to FFO as identified above at the time that any such other adjustments become applicable to our results of operations. MFFO, for example would exclude gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting and adjustments related to contingent purchase price obligations. These items relate to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. We believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31:

	2012	2011

Net loss	$(1,607,899)	$(269,434)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	903,727	—

FFO	(704,172)	(269,434)
Acquisition fees and expenses(1)	579,101	5,060
Amortization of above- below-market lease intangible assets(2)	16,583	—
Straight-line rent adjustment(3)	(81,834)	—

MFFO	$(190,322)	$(264,374)

Weighted average number of shares of common stock outstanding (basic and diluted)	3,491,865	1,024,498

Net loss per share (basic and diluted)	$(0.46)	$(0.26)

FFO per share (basic and diluted)	$(0.20)	$(0.26)

MFFO per share (basic and diluted)	$(0.05)	$(0.26)

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

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 7, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2011 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

See our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our Contractual Obligations. There were no material changes to our contractual obligations during the three months ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Income Taxes – We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, we generally are not subject to federal corporate income taxes provided we distribute at least 100% of our REIT taxable income and capital gains and meet certain other requirements for qualifying as a REIT.

As a REIT, we are subject to certain state and foreign income taxes. These state and foreign income taxes will be accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Information” for a summary of the impact of recent accounting pronouncements.

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

We are exposed to foreign currency exchange rate fluctuations as a result of our ownership of Giessen Retail Center, located in Giessen, Germany, which is leased to six third-party tenants. The payments we receive under the leases and debt service payments are denominated in Euros. As these amounts are not material to the Company’s financial position, management does not believe this to be a significant risk or that currency fluctuations would result in a significant impact to our overall results of operations.

The following is a schedule of our fixed and variable rate debt maturities for the remainder of 2012 and each of the next four years, and thereafter (principal maturities only):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt	$408,420	$646,665	$683,359	$722,166	$34,106,469	$2,933,722	$39,500,801	40,300,000	(1)
Variable rate debt	—	820,000	—	—	—	—	820,000	820,000

Total debt	$408,420	$1,466,665	$683,359	$722,166	$34,106,469	$2,933,722	$40,320,801	$41,120,000

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	2012	2013	2014	2015	2016	Thereafter	Total
Weighted average fixed interest rates of maturities	5.45%	5.45%	5.46%	5.46%	6.17%	3.70%	5.94%

Average interest rate on variable debt	—	Libor plus 2.75%	—	—	—	—	—

(1)

The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2011. Except for revisions to the risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Changes in accounting pronouncements could adversely impact our or our tenants’ reported financial performance. Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could cause a delay in investing our offering proceeds, make it more difficult for us to enter into leases on terms we find favorable and impact the distributions to stockholders.

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC, and the Offering commenced and is ongoing.

We intend to use the net proceeds of our Offering to invest in a diverse portfolio of commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering was as follows as of March 31, 2012:

	Total	Payments to Affiliates(2)	Payments to Others

Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	4,022,845

Aggregate offering price of amount sold	$40,141,465
Offering expenses(3)	(5,779,963)	$(3,816,491)	$(1,963,472)

Net offering proceeds to the issuer after deducting Offering expenses	34,361,502
Proceeds from borrowings, net of loan costs	41,375,371

Total net offering proceeds and borrowings	75,736,873
Purchases of and additions to real estate assets	(59,346,065)		(59,346,065)
Payment of investment services fees and acquisition expenses	(2,177,929)	(1,142,833)	(1,035,096)
Distributions to stockholders (4)	(1,569,178)	(21,488)	(1,547,690)
Principal payments of debt (4)	(2,332,924)		(2,332,924)
Restricted cash (5)	(515,926)		(515,926)
Redemptions of shares	(8,018)		(8,018)

Unused Offering proceeds	$9,786,833

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)

For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.

(3)

Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) as described in “Related Party Arrangements” in the accompanying consolidated financial statements.

(4)

Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of March 31, 2012.

(5)	Represents amounts in lender lockbox or cash reserve accounts established by lenders for property expenses.

We intend to continue to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay distributions and a portion of operating expenses from net proceeds from our Offering.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures– Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2012.

GLOBAL INCOME TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Losses, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.