Form 10-Q
period 2012-06-30
Global Income Trust, Inc.
filed 2012-08-14
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of August 9, 2012 was 5,408,972.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1. Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS

Real estate investment properties, net	$43,073,044	$39,491,392
Cash and cash equivalents	17,792,863	5,429,114
Lease intangibles, net	13,315,438	13,697,749
Restricted cash	1,148,890	759,843
Other assets	921,956	220,542
Loan costs, net	761,029	962,850

Total Assets	$77,013,220	$60,561,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$39,196,222	$36,718,879
Other liabilities	1,468,437	940,450
Credit facility	820,000	2,820,000
Due to related parties	762,238	670,418
Accounts payable and accrued expenses	692,152	692,220

Total Liabilities	42,939,049	41,841,967

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 5,161,707 and 2,879,077 shares issued and 5,150,324 and 2,879,077 shares outstanding, respectively	51,503	28,791
Capital in excess of par value	43,761,877	24,472,676
Accumulated distributions	(2,524,802)	(1,217,516)
Accumulated deficit	(7,082,423)	(4,564,428)
Accumulated other comprehensive losses	(131,984)	—

Total Stockholders’ Equity	34,074,171	18,719,523

Total Liabilities and Stockholders’ Equity	$77,013,220	$60,561,490

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$1,697,488	$48,655	$3,304,553	$48,655
Tenant reimbursement income	303,545	—	576,363	—

Total revenues	2,001,033	48,655	3,880,916	48,655

Expenses:
Property operating expenses	654,238	6,266	1,269,937	6,266
General and administrative	436,248	326,465	955,650	588,099
Acquisition fees and expenses	195,739	670,599	774,840	670,599
Asset management fees	149,039	—	284,800	—
Property management fees	60,983	—	115,109	—
Depreciation and amortization	935,254	55,250	1,838,981	55,250

Total expenses	2,431,501	1,058,580	5,239,317	1,320,214
Expense support	(314,862)	—	(314,862)	—

Net expenses	2,116,639	1,058,580	4,924,455	1,320,214

Operating loss	(115,606)	(1,009,925)	(1,043,539)	(1,271,559)

Other income (expense):
Interest and other income	242	30	509	30
Interest expense and loan cost amortization	(793,036)	(103,924)	(1,535,533)	(111,724)

Total other expense	(792,794)	(103,894)	(1,535,024)	(111,694)

Loss before income taxes	(908,400)	(1,113,819)	(2,578,563)	(1,383,253)

Income tax benefit (expense)	(1,696)	—	60,568	—

Net loss	$(910,096)	$(1,113,819)	$(2,517,995)	$(1,383,253)

Net loss per share of common stock (basic and diluted)	$(0.20)	$(0.76)	$(0.62)	$(1.11)

Weighted average number of shares of common stock outstanding (basic and diluted)	4,572,840	1,464,656	4,031,640	1,245,793

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(910,096)	$(1,113,819)	$(2,517,995)	$(1,383,253)

Other comprehensive losses:
Foreign currency translation adjustments	(129,955)	—	(131,984)	—

Total other comprehensive losses	(129,955)	—	(131,984)	—

Total comprehensive loss	$(1,040,051)	$(1,113,819)	$(2,649,979)	$(1,383,253)

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012 (Unaudited) and the Year Ended December 31, 2011

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions	Accumulated Deficit	Accumulated Other Comprehensive Losses	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2010	840,367	$8,403	$7,150,777	$(83,379)	$(928,951)	$—	$6,146,850
Subscriptions received for common stock through public offering and reinvestment plan	2,038,710	20,388	20,346,636	—	—	—	20,367,024
Stock issuance and offering costs	—	—	(3,024,737)	—	—	—	(3,024,737)
Net loss	—	—	—	—	(3,635,477)	—	(3,635,477)
Distributions declared ($0.0017808 per share per day)	—	—	—	(1,134,137)	—	—	(1,134,137)

Balance at December 31, 2011	2,879,077	28,791	24,472,676	(1,217,516)	(4,564,428)	—	18,719,523
Subscriptions received for common stock through public offering and reinvestment plan	2,282,630	22,826	22,737,004	—	—	—	22,759,830
Redemptions of common stock	(11,383)	(114)	(111,947)	—	—	—	(112,061)
Stock issuance and offering costs	—	—	(3,335,856)	—	—	—	(3,335,856)
Net loss	—	—	—	—	(2,517,995)	—	(2,517,995)
Other comprehensive losses	—	—	—	—	—	(131,984)	(131,984)
Distributions declared ($0.0017808 per share per day)	—	—	—	(1,307,286)	—	—	(1,307,286)

Balance at June 30, 2012	5,150,324	$51,503	$43,761,877	$(2,524,802)	$(7,082,423)	$(131,984)	$34,074,171

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2012	2011
Operating Activities:
Net loss	$(2,517,995)	$(1,383,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,838,981	55,250
Amortization of above- and below-market lease intangibles	34,130	1,200
Amortization of loan costs	257,777	54,685
Straight-line rent adjustments	(163,667)	—
Deferred income taxes	(79,612)	—
Changes in operating assets and liabilities:
Other assets	(209,862)	(111,725)
Other liabilities	376,903	264,231
Due to related parties	25,617	(197,331)
Accounts payable and accrued expenses	133,189	120,461

Net cash used in operating activities	(304,539)	(1,196,482)

Investing Activities:
Acquisition of properties	(5,244,136)	(23,099,469)
Deposits on real estate	(251,500)	(750,000)
Additions to real estate	(2,460)	—
Changes in restricted cash	(389,047)	(507,210)

Net cash used in investing activities	(5,887,143)	(24,356,679)

Financing Activities:
Subscriptions received for common stock through public offering and reinvestment plan	22,759,830	8,822,767
Proceeds from mortgage notes payable	2,865,190	12,400,000
Borrowings under credit facility	—	2,820,000
Repayments of mortgage notes payable	(305,706)	—
Repayments on credit facility	(2,000,000)	—
Payment of stock issuance and offering costs	(3,269,653)	(1,382,812)
Distributions to stockholders	(1,190,058)	(354,966)
Payment of loan costs	(188,457)	(551,372)
Redemptions of common stock	(112,061)	—

Net cash provided by financing activities	18,559,085	21,753,617

Effect of Exchange Rate Fluctuation on Cash	(3,654)	—

Net Increase (Decrease) in Cash and Cash Equivalents	12,363,749	(3,799,544)

Cash and Cash Equivalents at Beginning of Period	5,429,114	7,132,675

Cash and Cash Equivalents at End of Period	$17,792,863	$3,333,131

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Loan costs	$—	$158,357

Stock issuance and offering costs	$133,827	$30,419

Distributions declared	$266,057	$87,318

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

1.	Business and Organization

Global Income Trust, Inc. was organized in Maryland on March 4, 2009. The term “Company” includes, unless the context otherwise requires, Global Income Trust, Inc., Global Income, LP, a Delaware limited partnership (the “Operating Partnership”), Global Income GP, LLC, and other subsidiaries of Global Income Trust, Inc. The Company currently operates and has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act. As of June 30, 2012, the Company had received aggregate offering proceeds of approximately $51.3 million.

As of June 30, 2012, the Company owned two commercial office buildings and one distribution facility located in the United States and a value retail property located in Germany.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and six months ended June 30, 2012 may not be indicative of the results that may be experienced for the year ending December 31, 2012. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, analysis of real estate impairments and the assessment of probability of repayments of expenses under the expense support agreement. Actual results could differ from those estimates.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Foreign Currency Translation – The accounting records for the Company’s consolidated subsidiary that owns the property in Giessen, Germany are maintained in the functional currency, and revenues and expenses are translated using the average exchange rates during the period presented. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive losses in the statements of comprehensive losses and in other comprehensive losses in the statements of stockholders’ equity as a cumulative foreign currency translation adjustment. Any gains and losses from foreign currency transactions are included in the accompanying condensed consolidated statements of operations.

Fair Value Measurements – GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

When market data inputs are unobservable, the Company utilizes inputs that it believes reflect the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Income Taxes – The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, the Company generally is not subject to federal corporate income taxes provided it continues to distribute all of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT.

As a REIT, the Company may be subject to certain state and foreign income taxes. These state and foreign income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This topic clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012 and it did not have an effect on its financial position or results of operations.

3.	Acquisitions

In March 2012, the Company acquired a value-retail center in Giessen, Germany (the “Giessen Retail Center”) for approximately $5.2 million.

The following summarizes the allocation of the purchase price for the Giessen Retail Center acquisition and the estimated fair values of the assets acquired and liabilities assumed:

Assets
Land and land improvements	$813,927
Building and improvements	3,778,156
Lease intangibles (1)	688,774
Liabilities
Acquired below-market leases	(36,721)

Net assets acquired	$5,244,136

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 6.3 years.

The revenues and net losses attributable to the property included in net loss in the Company’s condensed consolidated statements of comprehensive losses were approximately $0.1 million and $(0.0) million, respectively, for the quarter ended June 30, 2012 and approximately $0.2 million and $(0.6) million, respectively, for the six months ended June 30, 2012. The loss includes deductions for acquisition fees and expenses and depreciation and amortization expense.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

4.	Real Estate Investment Properties, net

As of June 30, 2012 and December 31, 2011, real estate investment properties consisted of the following:

	June 30, 2012	December 31, 2011
Land and land improvements	$8,203,417	$7,442,000
Building and improvements	31,644,860	27,998,000
Tenant improvements	4,493,000	4,493,000
Less: accumulated depreciation	(1,268,233)	(441,608)

	$43,073,044	$39,491,392

Depreciation expense on the Company’s real estate investment properties was approximately $0.4 million and $0.8 million for the quarter and six months ended June 30, 2012, respectively, and approximately $0.02 million for the quarter and six months ended June 30, 2011.

5.	Operating Leases

The Giessen Retail Center is fully leased to six German international and national non-food value retailers. Value retail is a term the Company uses to describe the segment of retail that focuses on products for price-conscious consumers. At the acquisition date, the weighted average lease term remaining under the leases was approximately 6.3 years. The leases contain options for tenants to renew for an additional three to five years.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

5.	Operating Leases (continued)

In addition to the Giessen Retail Center, the Company owned three other properties during the six months ended June 30, 2012. As of June 30, 2012, all of the Company’s leases were accounted for as operating leases. The leases have remaining terms expiring between 2016 and 2019 subject to the tenants’ options to extend the lease periods ranging from three to 10 years. The following is a schedule of future minimum lease payments to be received for the remainder of 2012 and each of the next four years and thereafter, in the aggregate, under non-cancellable operating leases as of June 30, 2012:

2012	$3,265,095
2013	6,633,308
2014	6,942,665
2015	6,942,665
2016	6,668,605
Thereafter	12,021,734

$42,474,072

The above future minimum lease payments to be received excludes tenant reimbursements and base rent attributable to any renewal options that may be exercised by the tenants in the future.

6.	Indebtedness

Mortgage Notes Payable – In March 2012, in connection with the Giessen Retail Center acquisition, the Company obtained a $2.9 million mortgage loan from a German bank. The loan has a 20-year term and is collateralized by the Giessen Retail Center and its rental revenues. The interest rate is a fixed rate of 3.7% per annum for the first 10 years, at which time the interest rate will be renegotiated. Loan payments consist of monthly interest only payments during the first five years of the loan. Thereafter, monthly payments will include principal and interest through the maturity date.

Credit Facility – In June 2012, the Company modified its existing revolving line of credit (“Credit Facility”) to reduce the borrowing capacity from $35 million to $25 million. In connection with the modification certain financial covenants, including the fixed charge coverage ratio, leverage ratio, and the minimum liquidity requirements were modified. The modification did not change the remaining terms of the original Credit Facility. As of June 30, 2012, the Company had $0.8 million outstanding under the Credit Facility and was in compliance with these covenants.

The estimated fair market value and carrying value of the Company’s mortgage notes payable were approximately $40.2 million and $39.2 million, respectively, as of June 30, 2012, and $36.9 million and $36.7 million, respectively, as of December 31, 2011, based on then-current rates and spreads the Company would expect to obtain for similar borrowings. The Company estimates the fair market value on its Credit Facility approximates its carrying value as of both June 30, 2012 and December 31, 2011, based on then-current rates and spreads the Company would expect to obtain on similar facilities. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage notes payable and Credit Facility are categorized as level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of June 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

7.	Related Party Arrangements

For the quarters and six months ended June 30, 2012 and 2011, the Company incurred the following fees due to the managing dealer, an affiliate of the Company’s Advisor, in connection with its Offering:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Selling commissions	$735,952	$346,045	$1,536,900	$608,376
Marketing support fees	315,408	148,305	658,671	260,733

	$1,051,360	$494,350	$2,195,571	$869,109

For the quarters and six months ended June 30, 2012 and 2011, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Reimbursable expenses:
Offering costs	$557,723	$256,283	$1,140,285	$443,913
Operating and acquisition expenses	387,265	338,999	695,108	501,156

	944,988	595,282	1,835,393	945,069
Investment services fees(1)	—	431,050	97,139	431,050
Asset management fees	149,039	—	284,800	—
Property management fees	60,983	—	115,109	—

	$1,155,010	$1,026,332	$2,332,441	$1,376,119

FOOTNOTE:

(1)	Includes amounts paid directly by subsidiaries of the Company to MGPA Advisory. MGPA Advisory is a sub-advisor of the Advisor and is indirectly affiliated with one of the Company’s directors due to MIRA’s ownership through an affiliate of a joint venture interest in an affiliate of MGPA Advisory.

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	June 30, 2012	December 31, 2011

Due to managing dealer:
Selling commissions	$56,490	$31,558
Marketing support fees	24,210	13,525

	80,700	45,083

Due to Property Manager:
Property management fees	21,097	17,709

	21,097	17,709

Due to the Advisor and its affiliates:
Reimbursable offering costs	53,127	22,541
Reimbursable operating expenses	607,314	585,085

	660,441	607,626

	$762,238	$670,418

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

7.	Related Party Arrangements (continued)

The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended June 30, 2012, the Company incurred $0.8 million of operating expenses in excess of the Limitation, all of which related to the Expense Year ended March 31, 2012, previously reviewed by the Company’s independent directors. There were no additional expenses in excess of the Limitation incurred for quarter ended June 30, 2012. As of March 31, 2012, the Company’s independent directors determined that operating expenses in excess of the Limitation, were justified based on a number of factors. These factors include how quickly new equity capital was raised and invested, and the relationship of these investments to the Company’s operating expenses many of which are the necessary result of being a public company.

In March 2012, the Company’s board of directors approved an Expense Support and Conditional Reimbursement Agreement with its Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and asset management fees to the Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative modified funds from operations (as defined in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to the Company’s total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement is terminable by the Advisor, but not before March 31, 2013, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of reimbursement within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and the Company will have no obligation to pay such amounts.

For the quarter and six months ended June 30, 2012, approximately $0.3 million in asset management fees and operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement. The Company will record such amounts as operating expenses in future periods to the extent, if any, it determines that these amounts are probable of being reimbursed to the Advisor.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and Offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred an additional $5.9 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on costs) as of June 30, 2012. These costs will be recognized by the Company in future periods as the Company receives future Offering proceeds to the extent such costs are within such 15% limitation.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

8.	Stockholders’ Equity

Distributions – During the six months ended June 30, 2012 and 2011, cash distributions totaling approximately $1.3 million and $0.4 million, respectively, were declared payable to stockholders, including approximately $0.3 million and $0.1 million, declared but unpaid as of June 30, 2012 and 2011, respectively, which were paid in July 2012 and July 2011, respectively. As the Company had no distributable earnings or funds from operations (“FFO”), the distributions were made from Offering proceeds. In addition, 100% of distributions for the six months ended June 30, 2012 are expected to be a return of capital and 100% of the distributions for the six months ended June 30, 2011 were considered a return of capital for federal income tax purposes.

Redemptions – During the six months ended June 30, 2012, the Company redeemed 11,383 shares of common stock for approximately $0.1 million.

9.	Income Taxes

During the six months ended June 30, 2012, the Company recognized state and foreign income taxes (benefits) related to its properties in Texas and Germany resulting in a net tax expense (benefit) of approximately $(0.06) million. The effective tax rate for the six months ended June 30, 2012 for the property located in Germany was 15.8% resulting in a net deferred income tax benefit attributable primarily to the difference between us GAAP and German tax treatment of acquisition expenses.

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

See Note 7. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with the Offering and the Expense Support Agreement.

11.	Subsequent Events

In July 2012, the Company completed its due diligence and the Board of Directors approved the purchase of a fee simple interest in a Class A bulk industrial building totaling 817,680 square feet in Jacksonville, Florida (the “Jacksonville Property”) for approximately $42.5 million. The building is 100% leased through February 2018 to Samsonite, LLC, a subsidiary of Samsonite International, S.A. The lease is subject to two optional renewal periods of five years each. In connection with the acquisition, the Company expects to fund over 60% of the purchase price by the assumption of the existing loan on the property, and is currently negotiating assumption terms with the mortgagee.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

11.	Subsequent Events (continued)

In August 2012, the Company entered into a purchase and sale agreement to acquire a portfolio of four value-retail centers totaling approximately 120,050 square feet, located in four metropolitan areas in Western Germany for a total purchase price of approximately 14.4 million euros (approximately $18 million based on an exchange rate of $1.2619 per euro). In the aggregate, the properties are 98% leased to eight large German national and multi-national food and non-food value retail tenants with a weighted average lease remaining term is 7.7 years. Since the purchase price specified in the agreement is denominated in euros, the amount the Company will pay at closing may increase or decrease, depending upon currency exchange rate fluctuations. Additionally, the agreement is governed by German law and accordingly, if the Company does not close on the purchase of the portfolio through no fault of the seller, the Company could be liable to the seller for the full amount of the purchase price.

The acquisitions are subject to certain contingencies, including completion of due diligence and obtaining financing satisfactory to the Company. There can be no assurance that any or all contingencies will be satisfied and that the transactions will ultimately be completed on the terms set forth above or otherwise.

During the period July 1, 2012 through August 9, 2012, the Company received additional subscription proceeds of approximately $2.6 million (258,648 shares) from its Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011, and for the quarters and six months ended June 30, 2012 and 2011. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements unless otherwise defined herein.

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

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, our prospectus dated April 27, 2012, Part II, Item 1A. Risk Factors on this Form 10-Q and other documents filed from time to time with the Securities and Exchange Commission.

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

OVERVIEW

Global Income Trust, Inc. was organized as a Maryland corporation on March 4, 2009 and has elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes.

Beginning on April 23, 2010, we offered for sale up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”). As of June 30, 2012, we had received total offering proceeds of approximately $51.3 million (5,161,707 shares), including approximately $0.7 million through our distribution reinvestment plan. During the period July 1, 2012 through August 9, 2012, we received additional subscription proceeds of approximately $2.6 million (258,648 shares) from our Offering.

Our Advisor and Property Manager

Our Advisor is CNL Global Income Advisors, LLC and our Property Manager is CNL Global Income Managers, LLC, each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC, our sponsor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. Affiliates of CNL and MIRA, and MGPA Advisory serve as sub-advisors and as sub-property managers. MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia. In addition, certain unrelated sub-property managers have been engaged by the Company or sub-property managers to provide certain property management services. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

MARKET OUTLOOK

The U.S. real estate markets have continued to rebound from the general recession as evidenced by rising sales volumes and improving fundamentals across all types of commercial real estate. These positive trends and the resulting firming of pricing power are a direct result of modest but steady demand for space at a time of constrained supply due primarily to the limited amount of capital available for new development. While job growth has been modest nationally, job growth has been strong across the Sunbelt states and has led to renewed investor interest in all asset types in the region. With few alternatives for income derived from financial assets, capital flows are increasing in alternative asset classes, including hard assets such as real estate. The resulting investor demand for income-oriented tangible assets has increased investment sales volume and asset pricing across all asset types in major markets with a particularly strong impact on multifamily assets. The influx of acquisition capital has driven pricing for stabilized assets to a point where the resulting yields do not support our pursuit of core assets in major markets. As such, we will continue to focus acquisition activity on strong secondary markets and asset classes where strong risk-adjusted returns remain available.

Internationally, we remain focused on the stronger economies in Europe. While the European debt crisis continues to evolve, it also creates potential income acquisition opportunities in key markets in the more stable countries. Through our sub-advisor, MGPA Advisory, we are initially targeting Germany, the United Kingdom, France and Poland; all regions where MGPA Advisory has local offices. In particular, we see positive investment characteristics in German value retail as evidenced by our first international acquisition in Giessen, Germany and our pending investment portfolio of four value-retail centers in Western Germany. We favor German value retail due to its defensible position as a provider of necessities in an uncertain environment.

More than ever, we believe market conditions demand researched and reasoned actions, and we believe our access to the resources of our Advisor and its global sub advisors, position us well for success.

We expect to diversify our investments domestically and internationally by making further acquisitions. We see opportunities across a variety of asset types, including well-located suburban office, industrial and retail in select markets throughout the U.S. We continue to research markets in Europe for opportunities that are consistent with our strategy. We are focused on Europe for additional investments because while some countries within Europe are currently deleveraging at different speeds through a variety of austerity measures, momentum is gaining for renewed sovereign investment to stimulate growth and job creation. We believe the economic uncertainty in the Eurozone may also present significant acquisition opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital have been and are expected to continue to be proceeds we receive from our Offering and any subsequent offerings and borrowings. Our principal demands for funds will be for:

•	the acquisition of additional real estate and real estate-related assets and related acquisition fees and expense,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Generally, once we are fully invested, we expect to meet cash needs for items other than acquisitions and offering costs from our cash flow from operations, and we expect to meet cash needs for acquisitions and offering costs from the net proceeds from our Offering and financings. However, until such time as we are fully invested, we have and may continue to use proceeds from our Offering to pay a portion of our operating expenses, distributions and debt service.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. There will be a delay between the sale of our shares and the purchase of properties or other investments, which could impact the amount of cash available for distributions. Therefore, we have and may continue to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our Offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees or reimbursements in order to increase cash available to pay distributions to stockholders or to pay expenses, but, except to the extent required by the Expense Support Agreement described in Results of Operations, are not required to do so.

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

Common Stock Offering

For the six months ended June 30, 2012 and 2011, our main source of capital was the proceeds of our Offering. During such periods, we received total offering proceeds of approximately $22.8 million and $8.8 million, respectively, including amounts received through our distribution reinvestment plan. During the period July 1, 2012 through August 9, 2012, we received additional subscription proceeds of approximately $2.6 million (258,648 shares) from our Offering.

Borrowings

In March 2012, in connection with the acquisition of our first international property, the Giessen Retail Center, we obtained a $2.9 million mortgage loan from a German bank. The loan has a 20-year term and is collateralized by the Giessen Retail Center and its rental revenues. The interest rate is a fixed rate of 3.7% per annum for the first 10 years, at which time the interest rate and whether fixed or variable, will be renegotiated. Loan payments consist of monthly interest only payments during the first five years of the loan. Thereafter, monthly payments of principal and interest will be required through the maturity date.

In June 2012, we modified our existing Credit Facility to reduce the borrowing capacity from $35 million to $25 million. In connection with the modification, certain financial covenants including the fixed charge coverage ratio, leverage ratio, and the minimum liquidity requirements, were modified. The modification did not change the remainder of the terms of the original Credit Facility.

During the six months ended June 30, 2012 and 2011, we paid approximately $0.2 million and $0.6 million, respectively, in loan costs.

As of June 30, 2012 and December 31, 2011, we had an aggregate debt leverage ratio of 52.0% and 65.3%, respectively.

USES OF LIQUIDITY AND CAPITAL RESOURCES

Acquisitions

In March 2012, we acquired the Giessen Retail Center, located approximately forty miles outside of Frankfurt, Germany, with approximately 34,700 rentable square feet, for approximately $5.2 million. The property is fully leased to six German international and national non-food value retailers. Value retail is a term used to describe the segment of retail that focuses on products for price-conscious consumers. At the date of acquisition, the weighted average lease term remaining under the leases was 6.3 years. The leases contain options for tenants to renew for an additional three to five years.

Debt Repayments

During the six months ended June 30, 2012, we repaid $2.0 million and $0.3 million of outstanding principal under our Credit Facility and mortgage notes payable, respectively. We used cash that was available pending the acquisition of properties to repay the majority of the outstanding principal on our Credit Facility in order to reduce our expenses. The amount repaid remains available for future withdrawal under our modified Credit Facility. Debt payments during the six months ended June 30, 2012 were funded primarily using net proceeds from our Offering. To the extent we do not have sufficient cash from operations, we intend to continue using proceeds from our Offering to fund our debt payments.

Stock Issuance and Offering Costs

Under the terms of the managing dealer agreement for our Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross proceeds on shares sold, excluding shares sold pursuant to our distribution reinvestment plan. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with the Offering, such as filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the six months ended June 30, 2012 and 2011, we paid approximately $3.3 million and $1.4 million, respectively, in stock issuance and offering costs. The Advisor had incurred on our behalf approximately $5.9 million of additional costs in connection with the Offering exceeding the 15% limitation as of June 30, 2012. These costs will be recognized by us in future periods as we receive future offering proceeds to the extent that the costs are within the 15% limitation.

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

The following table represents total cash distributions declared, including cash distributions reinvested, and daily distributions per share for the six months ended June 30, 2012 and 2011:

	Distributions Declared Daily Per Share	Total Cash Distributions Declared	Distributions Paid(1)
			Cash	Reinvested via Distribution Reinvestment Plan

2012 Quarters
First	$0.0017808	$565,867	$382,565	$183,302
Second (2)	0.0017808	741,419	493,213	248,206

Total		$1,307,286	$875,778	$431,508

2011 Quarters
First	$0.0017808	$164,200	$122,391	$41,809
Second (2)	0.0017808	237,352	168,282	69,070

Total		$401,552	$290,673	$110,879

FOOTNOTES:

(1)

Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our distribution reinvestment plan, including amounts paid and shares issued subsequent to the quarter end.

(2)	Distributions declared during June 2012 and 2011 were paid in July 2012 and 2011, respectively.

As we had no distributable earnings or funds from operations (“FFO”) for the six months ended June 30, 2012 and 2011, the distributions were made from Offering proceeds. In addition, 100% of distributions for the six months ended June 30, 2012 are expected to be a return of capital, and 100% of the distributions for the six months ended June 30, 2011 were considered a return of capital for federal income tax purposes.

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

Redemptions

During the six months ended June 30, 2012, we redeemed 11,383 shares of common stock for approximately $0.1 million.

Pending Acquisitions

In July 2012, we completed our due diligence and our Board of Directors approved the purchase of a fee simple interest in a Class A bulk industrial building totaling 817,680 square feet in Jacksonville, Florida for approximately $42.5 million. The building is 100% leased through February 2018 to Samsonite, LLC, a subsidiary of Samsonite International, S.A. The lease is subject to two optional renewal periods of five years each. In connection with the acquisition, we expect to fund over 60% of the purchase price by our assumption of the existing loan on the property, and we are currently negotiating assumption terms with the mortgagee.

In August 2012, we entered into a purchase and sale agreement to acquire a portfolio of four value-retail centers totaling approximately 120,050 square feet, located in four metropolitan areas in Western Germany for a total purchase price of approximately 14.4 million euros (approximately $18 million based on an exchange rate of $1.2619 per euro). In the aggregate, the properties are 98% leased to eight large German national and multi-national food and non-food value retail tenants with a weighted average lease remaining term is 7.7 years. Since the purchase price specified in the agreement is denominated in euros, the amount we will pay at closing may increase or decrease, depending upon currency exchange rate fluctuations. Additionally, the agreement is governed by German law and accordingly, if we do not close on the purchase of the portfolio through no fault of the seller, we could be liable to the seller for the full amount of the purchase price. We anticipate funding the acquisition through a combination of debt and offering proceeds.

The acquisitions are subject to certain contingencies, including completion of due diligence and obtaining financing satisfactory to us. There can be no assurance that any or all contingencies will be satisfied and that the transactions will ultimately be completed on the terms set forth above or otherwise.

We plan to use cash on hand, subsequent offering proceeds, proceeds from any debt acquired as well as proceeds from our Credit Facility to fund the impending $42.5 million Jacksonville Property and the 14.4 million euro four Germany value-retail centers.

Expense Support Agreement

In March 2012, our board of directors approved an Expense Support and Conditional Reimbursement Agreement with our Advisor whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and payment of asset management fees to the Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative MFFO (as defined in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to our total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement is terminable by the Advisor, but not before March 31, 2013, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of reimbursement within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and we will have no obligation to pay such amounts. See the discussion in Results of Operations for amounts deferred under the Expense Support Agreement.

Net Cash Used in Operating Activities

During the six months ended June 30, 2012 and 2011, we used approximately $0.3 million and $1.2 million, respectively, of net cash in operating activities. For the six months ended June 30, 2012 and 2011, cash was used primarily to pay property operating expenses, acquisition fees and expenses and general and administrative expenses. We have used and will continue to use proceeds from our Offering to fund acquisition fees and expenses. Because we are in our acquisition stage, the net operating income from our properties is not yet sufficient to fund all of our general and administrative expenses. Until such time as we generate sufficient net operating income from our investments, we expect to continue to fund a portion of such amounts with Offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of June 30, 2011, we owned two real estate investment properties that were 100% leased under operating leases as compared to four properties as of June 30, 2012, as follows:

•

Austin Property - leased to FedEx Ground Package System, Inc. as a distribution center. The lease will expire on April 14, 2016, subject to the tenant’s option to extend the lease for an additional five year period.

•

Heritage Commons III - leased to DynCorp International, LLC, a global government services provider. The lease expires on December 31, 2018 and may be renewed at the option of the tenant for two additional terms of five years each.

•

Heritage Commons IV - leased to Mercedes-Benz Financial Services USA, LLC, a full-service automotive finance company. The lease expires on September 30, 2018 and may be renewed at the option of the tenant for two additional terms of five years each.

•

Giessen Value Retail Center - fully leased to six German international and national non-food value retailers. Value retail is a term used to describe the segment of retail that focuses on products for price-conscious consumers. The leases expire between 2017 and 2019 and contain options for tenants to renew for an additional three to five years.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio. Management expects increases in operating activities in the future as we purchase additional real estate and real estate-related assets.

Comparison of the quarter and six months ended June 30, 2012 to the quarter and six months ended June 30, 2011

Revenues. Rental revenue and tenant reimbursements for the four properties owned during the period were approximately $2.0 million and $3.9 million, respectively, for the quarter and six months ended June 30, 2012 as compared to approximately $0.05 million for the quarter and six months ended June 30, 2011 for the two properties we owned during those periods. We expect increases in revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the quarter and six months ended June 30, 2012 were approximately $0.7 million and $1.3 million, respectively, as compared to approximately $0.01 million for the quarter and six months ended June 30, 2011. These expenses include property taxes, utilities and other costs to operate the properties, some of which are reimbursable by tenants with reimbursed amounts included in revenues. In general, as property operating expenses increase for our three modified-gross lease properties owned as of June 30, 2012, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the quarter and six months ended June 30, 2012 were approximately $0.4 million and $1.0 million, respectively, as compared to $0.3 million and $0.6 million, respectively, for the quarter and six months ended June 30, 2011. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. Under the Expense Support Agreement, all or a portion of reimbursable personnel expenses of affiliates of the Advisor for the period April 1, 2012 through March 31, 2013, may be deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement. For the quarter and six months ended June 30, 2012, we deferred approximately $0.2 million of operating-related personnel expenses in accordance with this agreement. See Expense Reimbursement below.

Acquisition Fees and Expenses. Acquisition fees and expenses for the quarter and six months ended June 30, 2012 were approximately $0.2 million and $0.8 million, respectively, as compared to $0.7 million for the quarter and six months ended June 30, 2011. Acquisition fees and expenses for the six months ended June 30, 2012 consisted primarily of investment services fees and acquisition expenses in connection with the Giessen Retail Center acquisition. Acquisitions expenses for the Giessen Retail Center were relatively high because while the asset itself was relatively small in size, we nonetheless incurred a number of expenses in creating our international acquisition platform. We expect acquisition expenses for future German acquisitions to be less going forward. In addition to the Giessen acquisition fees and expenses, additional acquisition fees and expenses for the quarter and six months ended June 30, 2012 include amounts incurred relating to due diligence and acquisition expenses related to the pending acquisitions in Jacksonville Florida and Germany described in Liquidity and Capital Resources – Uses of Liquidity and Capital Resources – Pending Acquisitions. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate properties.

Asset Management Fees. We incurred approximately $0.1 million and $0.3 million in asset management fees payable to our Advisor during the quarter and six months ended June 30, 2012, respectively, related to our four properties. Under the Expense Support Agreement, all or a portion of asset management fees for the period April 1, 2012 through March 31, 2013, may also be deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement. For the quarter and six months ended June 30, 2012, we deferred approximately $0.1 million of asset management fees in accordance with this agreement. See Expense Reimbursement below. There were no asset management fees incurred for the quarter and six months ended June 30, 2011 because our first two acquisitions occurred in June 2011.

Property Management Fees. We incurred approximately $0.06 million and $0.1 million in property management fees payable to our Property Manager during the quarter and six months ended June 30, 2012, respectively, for its services in managing the property operations of our four properties. There were no property management fees incurred for the six months ended June 30, 2011. We expect increases in property management fees in the future as we purchase additional real estate properties.

Depreciation and Amortization. Depreciation and amortization expense for the quarter and six months ended June 30, 2012 was approximately $0.9 million and $1.8 million, respectively, and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to our four properties. Depreciation and amortization expense for the quarter and six months ended June 30, 2011 was $0.06 million. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Expense Reimbursement. For the quarter and six months ended June 30, 2012, approximately $0.3 million in asset management fees and operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement. We will record such amounts as operating expenses in future periods to the extent, if any, we determine these amounts are probable of being reimbursed to the Advisor.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and six months ended June 30, 2012 was approximately $0.8 million and $1.5 million, respectively, relating to debt on our properties and the fee on the unused portion of our Credit Facility. Interest expense and loan cost amortization for the quarter and six months ended June 30, 2011 was $0.1 million. We expect increases in interest expense and loan cost amortization to increase as we incur additional indebtedness as we acquire additional properties, including our pending investments.

Income Tax (Benefit). During the six months ended June 30, 2012, we recognized state and international income taxes (benefits) related to our properties in Texas and Germany resulting in a net tax (benefit) expense of approximately ($0.06) million, respectively.

2%/25% Limitation

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended June 30,

2012, we incurred $0.8 million of operating expenses in excess of the Limitation, all of which related to the Expense Year ended March 31, 2012, previously reviewed by our independent directors. There were no additional expenses in excess of the Limitation incurred for quarter ended June 30, 2012. As of March 31, 2012, our independent directors determined that operating expenses in excess of the Limitation, were justified based on a number of factors. These factors include how quickly new equity capital was raised and invested, and the relationship of these investments to our operating expenses many of which are the necessary result of being a public company.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

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

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we intend to fund from the proceeds of our Offering and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income. As a result, the Investment Program Association (the “IPA”), an industry trade group, has standardized a measure known as modified FFO (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-traded REIT. Under IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs (“IPA Guideline”), MFFO excludes from FFO additional non-cash or non-recurring items, including the following:

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. As of June 30, 2012 and 2011, our MFFO is FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases and straight-line rent adjustments, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net loss	$(910,096)	$(1,113,819)	$(2,517,995)	$(1,383,253)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	935,254	55,250	1,838,981	55,250

FFO	25,158	(1,058,569)	(679,014)	(1,328,003)

Acquisition fees and expenses(1)	195,739	670,599	774,840	670,599
Amortization of above- below-market lease intangible assets(2)	17,547	1,200	34,130	1,200
Straight-line rent adjustment(3)	(81,834)	—	(163,667)	—

MFFO	$156,610	$(386,770)	$(33,711)	$(656,204)

Weighted average number of shares of common stock outstanding (basic and diluted)	4,572,840	1,464,656	4,031,640	1,245,793

Net loss per share (basic and diluted)	$(0.20)	$(0.76)	$(0.62)	$(1.11)

FFO per share (basic and diluted)	$0.01	$(0.72)	$(0.17)	$(1.07)

MFFO per share (basic and diluted)	$0.03	$(0.26)	$(0.01)	$(0.53)

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

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

See our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our Contractual Obligations. There were no material changes to our contractual obligations during the six months ended June 30, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Income Taxes – We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. As a REIT, we generally are not subject to federal corporate income taxes provided we continue to distribute all of our REIT taxable income and capital gains and meet certain other requirements for qualifying as a REIT.

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

The following is a schedule of our fixed and variable rate debt maturities for the remainder of 2012 and each of the next four years, and thereafter (principal maturities only):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$254,517	$646,665	$683,359	$722,166	$34,106,466	$2,783,049	$39,196,222	$40,200,000	(1)
Variable rate debt	—	820,000	—	—	—	—	820,000	820,000

Total debt	$254,517	$1,466,665	$683,359	$722,166	$34,106,466	$2,783,049	$40,016,222	$41,020,000

	2012	2013	2014	2015	2016	Thereafter	Total
Weighted average fixed interest rates of maturities	5.45%	5.45%	5.46%	5.46%	6.17%	3.70%	5.95%

Average interest rate on variable debt	—	Libor Plus 2.75%	—	—	—	—	—

(1)

The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

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

Changes in accounting pronouncements could materially impact our or our tenants’ reported financial performance

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

FINRA Rule Proposals Related to Valuation.

Pursuant to Financial Industry Regulatory Authority (“FINRA”) Rule 2310, no later than 18 months after the last sale in our Offering of common stock (including any follow-on offering), we are required to disclose an estimated per share value that is not based solely on the offering price of securities in the offering. There is no guarantee that such estimated per share value will equal or exceed, or not be substantially less than, the per share amount paid by investors in our Offering. In addition, in March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to the National Association of Securities Dealers (“NASD”) Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. Due to the fact that the managing dealer and participating brokers selling our common stock in our Offering are subject to FINRA rules and regulations, any significant changes to Rule 2340 could have a material impact on when the Company initially publishes its per share value. In the event we are required to publish such estimated value prior to completion of our Offering, including any follow-on offering, if any, such action could impact the price at which our shares are offered and our ability to raise capital through any offerings.

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

We intend to use the net proceeds of our Offering to invest in a diverse portfolio of commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering was as follows as of June 30, 2012:

	Total	Payments to Affiliates(2)	Payments to Others

Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	5,139,485

Aggregate offering price of amount sold	$51,254,437
Offering expenses(3)	(7,395,169)	$(4,880,451)	$(2,514,718)

Net offering proceeds to the issuer after deducting Offering expenses	43,859,268
Proceeds from borrowings, net of loan costs	41,365,337

Total net offering proceeds and borrowings	85,224,605
Purchases of and additions to real estate assets	(59,597,565)		(59,597,565)
Payment of investment services fees and acquisition expenses	(2,373,668)	(1,148,932)	(1,224,736)
Distributions to stockholders (4)	(2,258,745)	(25,089)	(2,233,656)
Principal payments of debt (4)	(1,940,813)		(1,940,813)
Restricted cash (5)	(1,148,890)		(1,148,890)
Redemptions of shares	(112,061)		(112,061)

Unused Offering proceeds	$17,792,863

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)

For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.

(3)

Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) and amounts deferred under the Expense Support Agreement as described in “Related Party Arrangements” in the accompanying consolidated financial statements.

(4)

Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of June 30, 2012.

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

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the six months ended June 30, 2012, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
April 1, 2012 through April 30, 2012	1,105	$9.21	1,105	126,473
May 1, 2012 through May 31, 2012	4,000	10.00	4,000	142,030
June 1, 2012 through June 30, 2012	5,408	9.96	5,408	156,440

Total	10,513		10,513

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2012.

GLOBAL INCOME TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

10.1	Purchase and Sale Agreement dated May 29, 2012 by and among Imeson West I, LLC and Global Income, LP. (Filed herewith.)

101*	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Losses, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.