Form 10-Q
period 2012-09-30
Global Income Trust, Inc.
filed 2012-11-13
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding as of November 8, 2012 was 6,034,994.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1. Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Real estate investment properties, net	$51,229,627	$39,491,392
Cash and cash equivalents	17,044,487	5,429,114
Lease intangibles, net	13,722,553	13,697,749
Restricted cash	2,052,705	759,843
Other assets	1,281,148	220,542
Loan costs, net	772,494	962,850

Total Assets	$86,103,014	$60,561,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$45,021,432	$36,718,879
Other liabilities	1,694,024	940,450
Accounts payable and accrued expenses	1,088,148	692,220
Credit facility	820,000	2,820,000
Due to related parties	700,199	670,418

Total Liabilities	49,323,803	41,841,967

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 5,754,883 and 2,879,077 shares issued and 5,730,590 and 2,879,077 shares outstanding, respectively	57,306	28,791
Capital in excess of par value	48,689,272	24,472,676
Accumulated distributions	(3,418,950)	(1,217,516)
Accumulated deficit	(8,459,313)	(4,564,428)
Accumulated other comprehensive losses	(89,104)	—

Total Stockholders’ Equity	36,779,211	18,719,523

Total Liabilities and Stockholders’ Equity	$86,103,014	$60,561,490

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$1,705,249	$652,007	$5,009,802	$695,970
Tenant reimbursement income	262,285	218,969	838,648	223,660

Total revenues	1,967,534	870,976	5,848,450	919,630

Expenses:
Property operating expenses	623,309	377,972	1,893,246	384,079
Acquisition fees and expenses	883,356	88,641	1,658,196	765,030
General and administrative	400,326	310,866	1,355,976	893,333
Asset management fees	148,365	58,255	433,165	58,255
Property management fees	55,067	23,291	170,176	23,291
Depreciation and amortization	934,719	331,718	2,773,700	386,968

Total expenses	3,045,142	1,190,743	8,284,459	2,510,956
Expense support	(318,015)	—	(632,877)	—

Net expenses	2,727,127	1,190,743	7,651,582	2,510,956

Operating loss	(759,593)	(319,767)	(1,803,132)	(1,591,326)

Other income (expense):
Interest and other income	649	165	1,158	195
Interest expense and loan cost amortization	(719,284)	(277,047)	(2,254,817)	(388,771)

Total other expense	(718,635)	(276,882)	(2,253,659)	(388,576)

Loss before income taxes	(1,478,228)	(596,649)	(4,056,791)	(1,979,902)

Income tax benefit	101,338	—	161,906	—

Net loss	$(1,376,890)	$(596,649)	$(3,894,885)	$(1,979,902)

Net loss per share of common stock (basic and diluted)	$(0.25)	$(0.30)	$(0.86)	$(1.32)

Weighted average number of shares of common stock outstanding (basic and diluted)	5,456,976	1,984,627	4,511,324	1,494,781

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,376,890)	$(596,649)	$(3,894,885)	$(1,979,902)

Other comprehensive losses:
Foreign currency translation adjustments	42,880	—	(89,104)	—

Total other comprehensive losses	42,880	—	(89,104)	—

Total comprehensive loss	$(1,334,010)	$(596,649)	$(3,983,989)	$(1,979,902)

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011

(UNAUDITED)

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Distributions	Deficit	Losses	Equity
Balance at December 31, 2010	840,367	$8,403	$7,150,777	$(83,379)	$(928,951)	$—	$6,146,850
Subscriptions received for common stock through public offering and reinvestment plan	2,038,710	20,388	20,346,636	—	—	—	20,367,024
Stock issuance and offering costs	—	—	(3,024,737)	—	—	—	(3,024,737)
Net loss	—	—	—	—	(3,635,477)	—	(3,635,477)
Distributions declared ($0.0017808 per share per day)	—	—	—	(1,134,137)	—	—	(1,134,137)

Balance at December 31, 2011	2,879,077	28,791	24,472,676	(1,217,516)	(4,564,428)	—	18,719,523
Subscriptions received for common stock through public offering and reinvestment plan	2,875,806	28,758	28,652,875	—	—	—	28,681,633
Redemptions of common stock	(24,293)	(243)	(237,113)	—	—	—	(237,356)
Stock issuance and offering costs	—	—	(4,199,166)	—	—	—	(4,199,166)
Net loss	—	—	—	—	(3,894,885)	—	(3,894,885)
Other comprehensive losses	—	—	—	—	—	(89,104)	(89,104)
Distributions declared ($0.0017808 per share per day)	—	—	—	(2,201,434)	—	—	(2,201,434)

Balance at September 30, 2012	5,730,590	$57,306	$48,689,272	$(3,418,950)	$(8,459,313)	$(89,104)	$36,779,211

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(3,894,885)	$(1,979,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,773,700	386,968
Amortization of above- and below-market lease intangibles	51,660	8,556
Amortization of loan costs	344,980	120,447
Straight-line rent adjustments	(245,501)	(7,408)
Deferred income taxes	(194,690)	—
Changes in operating assets and liabilities:
Other assets	(122,341)	(154,891)
Other liabilities	568,303	139,277
Accounts payable and accrued expenses	498,705	368,115
Due to related parties	57,565	(120,816)

Net cash used in operating activities	(162,504)	(1,239,654)

Investing Activities:
Acquisition of properties	(14,674,341)	(23,099,469)
Deposits on real estate	(500,000)	(1,250,000)
Additions to real estate	(2,460)	—
Changes in restricted cash	(1,292,862)	(423,462)

Net cash used in investing activities	(16,469,663)	(24,772,931)

Financing Activities:
Subscriptions received for common stock through public offering and reinvestment plan	28,681,633	14,094,407
Proceeds from mortgage notes payable	8,738,309	12,400,000
Borrowings under credit facility	—	2,820,000
Repayments of mortgage notes payable	(402,847)	(62,317)
Repayments on credit facility	(2,000,000)	—
Payment of stock issuance and offering costs	(4,226,950)	(2,121,897)
Distributions to stockholders	(2,048,497)	(651,918)
Payment of loan costs	(260,437)	(634,798)
Redemptions of common stock	(237,356)	—

Net cash provided by financing activities	28,243,855	25,843,477

Effect of Exchange Rate Fluctuation on Cash	3,685	—

Net Increase (Decrease) in Cash and Cash Equivalents	11,615,373	(169,108)
Cash and Cash Equivalents at Beginning of Period	5,429,114	7,132,675

Cash and Cash Equivalents at End of Period	$17,044,487	$6,963,567

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Loan costs	$—	$138,143

Stock issuance and offering costs	$39,840	$71,833

Distributions declared but unpaid	$301,766	$115,514

Liabilities assumed with purchase of real estate	$—	$200,531

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

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

The Company is externally advised by CNL Global Income Advisors, LLC (the “Advisor”) and its property manager is CNL Global Income Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. Affiliates of CNL and Macquarie Infrastructure and Real Assets Inc. (“MIRA”), and MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”) serve as sub-advisors and as sub-property managers. MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investments in Europe and Asia. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services.

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act. As of September 30, 2012, the Company had received aggregate offering proceeds of approximately $57.2 million, including proceeds received through the Company’s distribution reinvestment plan. The Offering will terminate no later than April 23, 2013, unless the Company determines to file a follow-on offering by such date. In such case, the current Offering could be extended by an additional 180 days.

As of September 30, 2012, the Company owned two commercial office buildings and one distribution facility located in the United States and three value retail properties located in Germany.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and nine months ended September 30, 2012 may not be indicative of the results that may be experienced for the year ending December 31, 2012. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts and transactions have been eliminated in consolidation.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

Foreign Currency Translation – The accounting records for the Company’s consolidated subsidiaries that own the properties in Germany are maintained in the functional currency, and revenues and expenses are translated using the average exchange rates during the period presented. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive losses in the statements of comprehensive losses and in other comprehensive losses in the statements of stockholders’ equity as a cumulative foreign currency translation adjustment. Any gains and losses from foreign currency transactions are included in the accompanying condensed consolidated statements of operations.

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

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

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

3.	Acquisitions

During the nine months ended September 30, 2012, the Company acquired the following real estate investment properties:

Name and Location	Date Acquired	Description	Rentable Square Footage	Initial Purchase Price
Giessen Retail Center Giessen, Germany	03/9/2012	Value Retail Center	34,700	$5,244,136
Worms Retail Center Worms, Germany	9/28/2012	Value Retail Center	41,944	5,834,110
Gutersloh Retail Center Gutersloh, Germany	9/28/2012	Value Retail Center	19,375	3,596,095

Total				$14,674,341

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

3.	Acquisitions (continued)

The following summarizes the allocation of the purchase prices for the above acquisitions, and the estimated fair values of the assets acquired and liabilities assumed:

Assets
Land and land improvements	$2,926,550
Building and improvements	10,166,235
Lease intangibles (1)	1,581,556

Net assets acquired	$14,674,341

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 6.6 years.

The revenues and net losses (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the properties included in the Company’s consolidated statement of operations were approximately $0.1 million and $(0.6) million and $0.3 million and $(1.2) million, respectively, for the quarter and nine months ended September 30, 2012.

In October 2012, the Company acquired a Class A bulk industrial building in Jacksonville, Florida (the “Samsonite Property”), see Note 12. “Subsequent Events” for additional information.

The following presents unaudited pro forma revenues and net loss of the Company as if the Worms and Gutersloh properties and the Samsonite Property acquired in October 2012, had each been acquired as of January 1, 2011:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$3,158,679	$2,084,064	$9,421,884	$4,558,893
Net loss(1)	$(928,048)	$(1,868,746)	$(4,128,751)	$(4,243,474)
Net loss per share of common stock (basic and diluted)	$(0.17)	$(0.43)	$(0.84)	$(1.11)
Weighted average number of shares of common stock outstanding (basic and diluted)(2)	5,456,976	4,305,092	4,933,461	3,815,246

FOOTNOTES:

(1)

The pro forma results for the quarter and nine months ended September 30, 2012, were adjusted to exclude approximately $0.8 million and $1.0 million, respectively, of acquisition related expenses incurred in 2012. The pro forma results for the nine months ended September 30, 2011, were adjusted to include these charges as if the properties had been acquired on January 1, 2011.

(2)

As a result of these properties being treated as operational since January 1, 2011, the Company assumed approximately 2.3 million additional shares of common stock had been issued as of January 1, 2011. Consequently, the weighted average number of shares outstanding was adjusted to reflect the pro forma amount of the additional shares being issued on January 1, 2011 instead of the actual dates issued, and such shares were treated as outstanding for the full period.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

4.	Real Estate Investment Properties, net

As of September 30, 2012 and December 31, 2011, real estate investment properties consisted of the following:

	September 30, 2012	December 31, 2011
Land and land improvements	$10,329,509	$7,442,000
Building and improvements	38,097,407	27,998,000
Tenant improvements	4,493,000	4,493,000
Less: accumulated depreciation	(1,690,289)	(441,608)

	$51,229,627	$39,491,392

Depreciation expense on the Company’s real estate investment properties was approximately $0.4 million and $1.2 million for the quarter and nine months ended September 30, 2012, respectively, and approximately $0.1 million for the quarter and nine months ended September 30, 2011.

5.	Operating Leases

The Company owned six properties during the nine months ended September 30, 2012. As of September 30, 2012, all of the Company’s leases were accounted for as operating leases. The leases have remaining terms expiring between 2016 and 2022, subject to the tenants’ options to extend the lease periods ranging from two to ten years. The following is a schedule of future minimum lease payments to be received for the remainder of 2012, each of the next four years and thereafter, in the aggregate, under non-cancellable operating leases as of September 30, 2012:

2012	$1,866,228
2013	7,568,031
2014	7,877,388
2015	7,877,388
2016	7,573,315
Thereafter	14,466,942

$47,229,292

The above future minimum lease payments to be received excludes tenant reimbursements and base rent attributable to any renewal options that may be exercised by the tenants in the future.

6.	Lease Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In-place leases	$15,424,054	$(2,172,980)	$13,251,074
Above-market leases	548,592	(77,113)	471,479

	$15,972,646	$(2,250,093)	$13,722,553

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

6.	Lease Intangibles (continued)

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In-place leases	$13,899,000	$(647,527)	$13,251,473
Above-market leases	468,000	(21,724)	446,276

	$14,367,000	$(669,251)	$13,697,749

Amortization expense on the Company’s intangible assets for the quarter and nine months ended September 30, 2012 was approximately $0.5 million and $1.6 million, respectively, of which approximately $0.02 million and $0.06 million, respectively, was treated as a reduction of rental revenue, and $0.5 million and $1.5 million, respectively, was included in depreciation and amortization expense. Amortization expense on the Company’s intangible assets for the quarter and nine months ended September 30, 2011 was approximately $0.2 million and $0.3 million, respectively, of which approximately $0.01 million was treated as a reduction of rental revenue in each period, and approximately $0.2 million was included in depreciation and amortization expense.

The estimated future amortization expense for the Company’s intangible assets for each of the remainder of 2012, next four years and thereafter, in the aggregate, as of September 30, 2012 was as follows:

2012	$572,347
2013	2,289,390
2014	2,289,390
2015	2,289,390
2016	2,205,982
Thereafter	4,076,054

$13,722,553

7.	Indebtedness

As of September 30, 2012 and December 31, 2011, the Company had the following indebtedness:

	September 30, 2012	December 31, 2011
Mortgage notes payable	$41,021,432	$32,718,879
Mezzanine loan	4,000,000	4,000,000

Total Mortgage Notes Payable	45,021,432	36,718,879
Credit Facility	820,000	2,820,000

Total Indebtedness	$45,841,432	$39,538,879

Mortgage Notes Payable – In March 2012, in connection with the Giessen Retail Center acquisition, the Company obtained a $2.9 million mortgage loan from a German bank. The loan has a 20-year term and is collateralized by the Giessen Retail Center and its rental revenues. The interest rate is a fixed rate of 3.7% per annum for the first ten years, at which time the interest rate will be renegotiated. Loan payments consist of monthly interest only payments during the first five years of the loan. Thereafter, monthly payments will include principal and interest through the maturity date. As of September 30, 2012, approximately $2.8 million was outstanding under the mortgage loan.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

7.	Indebtedness (continued)

The mortgage loan is secured by a mortgage on the all real property improvements and personal property of the Giessen Retail Center, together with an assignment of rents.

In August 2012, in connection with the planned acquisition of four value-retail centers, the Company entered into a loan agreement with a German bank providing for a senior loan (the “Senior Loan”) in the aggregate principal amount of approximately $11.2 million, with the Senior Loan to be drawn on to finance the acquisition of four value-retail centers. In September 2012, in connection with the acquisition of the Worms Retail Center and the Gutersloh Retail Center, approximately $3.6 million and $2.3 million, respectively, were drawn on the Senior Loan. Interest on the current outstanding principal balance of the Senior Loan accrues at the fixed rate of 2.98% per annum for the Worms Retail Center and 3.17% per annum for the Gutersloh Retail Center. Interest on the Senior Loan is due and payable every six months in arrears, on January 15 and July 15 of each year. The outstanding principal balance of the Senior Loan is due and payable commencing on January 15, 2018 as follows: January 15, 2018 – 1.25% of the original loan balance; July 15, 2018 – 1.25% of the original loan balance; January 15, 2019 – 1.5% of the original loan balance; and July 15, 2019 – 1.5% of the original loan balance. The Senior Loan matures and is due and payable in full on August 1, 2019. As of September 30, 2012, $5.9 million was outstanding under the Senior Loan. The Senior Loan may be prepaid at any time, in whole or in part, with a prepayment penalty to be determined based on market rates at that time.

The Senior Loan is secured by a mortgage on the all real property improvements and personal property of the Worm Retail Center and the Gutersloh Retail Center, together with an assignment of rents and a cash sweep account established with the lender to be utilized in the event that certain interest coverage and loan to value ratios are not met. Testing of the financial covenants under the Senior Loan will begin in 2013.

Credit Facility – In June 2012, the Company modified its existing revolving line of credit (“Credit Facility”) to reduce the borrowing capacity from $35 million to $25 million. In connection with the modification, certain financial covenants, including the fixed charge coverage ratio, leverage ratio, and the minimum liquidity requirements, were modified. The modification did not change the remaining terms of the original Credit Facility. The Company wrote off approximately $0.05 million in unamortized loan costs as a result of the modification.

As of September 30, 2012, the Company was not in compliance with the minimum net equity raise requirement under the Credit Facility. On October 3, 2012, the lender waived this requirement for the quarter ended September 30, 2012. In connection with the waiver and in an effort to reduce the Company’s fees on the unused portion of the Credit Facility, the Company agreed to modify the Credit Facility. See Note 12. “Subsequent Events” for additional information. As of September 30, 2012 and November 12, 2012, $0.8 million and $2.8 million, respectively, was outstanding under the Credit Facility.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

7.	Indebtedness (continued)

Maturities of indebtedness for the remainder of 2012, the next four years and thereafter, in aggregate, as of September 30, 2012 are:

2012	$157,376
2013	1,466,665
2014	683,359
2015	722,166
2016(1)	34,106,466
Thereafter	8,705,400

$45,841,432

FOOTNOTE:

(1)

For the purposes of the five year maturity table above, management assumed that the principal amounts outstanding on the Heritage Commons III and Heritage Commons IV mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

The estimated fair market value and carrying value of the Company’s mortgage notes payable were approximately $46.1 million and $45.0 million, respectively, as of September 30, 2012, and $36.9 million and $36.7 million, respectively, as of December 31, 2011, based on then-current rates and spreads the Company would expect to obtain for similar borrowings. The Company estimates the fair market value on its Credit Facility approximates its carrying value as of both September 30, 2012 and December 31, 2011, based on then-current rates and spreads the Company would expect to obtain on similar facilities. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage notes payable and Credit Facility are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of September 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

8.	Related Party Arrangements

For the quarters and nine months ended September 30, 2012 and 2011, the Company incurred the following fees due to the managing dealer, an affiliate of the Company’s Advisor, in connection with its Offering:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling commissions	$397,235	$361,803	$1,934,135	$970,179
Marketing support fees	170,244	155,058	828,915	415,791

	$567,479	$516,861	$2,763,050	$1,385,970

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

8.	Related Party Arrangements (continued)

For the quarters and nine months ended September 30, 2012 and 2011, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reimbursable expenses:
Offering costs	$295,831	$263,638	$1,436,116	$707,551
Operating and acquisition expenses	228,591	159,481	923,699	660,637

	524,422	423,119	2,359,815	1,368,188
Investment services fees(1)	171,713	—	268,852	431,050
Asset management fees	148,365	58,255	433,165	58,255
Property management fees(1)	55,067	21,795	170,176	23,291

	899,567	503,169	3,232,008	1,880,784
Expense support	(318,015)	—	(632,877)	—

	$581,552	$503,169	$2,599,131	$1,880,784

FOOTNOTE:

(1)	Includes amounts paid directly by subsidiaries of the Company to MGPA Advisory. MGPA Advisory is a sub-advisor of the Advisor and is affiliated with one of the Company’s directors.

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	September 30, 2012	December 31, 2011
Due to managing dealer:
Selling commissions	$18,592	$31,558
Marketing support fees	7,968	13,525

	26,560	45,083

Due to Property Manager:
Property management fees	13,093	17,709

	13,093	17,709

Due to the Advisor and its affiliates:
Reimbursable offering costs	13,280	22,541
Reimbursable operating expenses	647,266	585,085

	660,546	607,626

	$700,199	$670,418

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

8.	Related Party Arrangements (continued)

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

For the quarter and nine months ended September 30, 2012, approximately $0.1 million and $0.3 million in asset management fees and approximately $0.2 million and $0.3 million, respectively, in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement. The Company will record such amounts as operating expenses in future periods to the extent, if any, it determines that these amounts are probable of being reimbursed to the Advisor.

The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended September 30, 2012, the Company incurred $0.6 million of operating expenses in excess of the Limitation, all of which related to the Expense Year ended March 31, 2012, previously reviewed by the Company’s independent directors. There were no additional expenses in excess of the Limitation incurred for quarter ended September 30, 2012. As of March 31, 2012, the Company’s independent directors determined that operating expenses in excess of the Limitation were justified based on a number of factors. These factors included how quickly new equity capital was raised and invested and the relationship of these investments to the Company’s operating expenses, many of which were necessary as a result of being a public company.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and Offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred an additional $6.1 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on costs) as of September 30, 2012. These costs will be recognized by the Company in future periods as the Company receives future Offering proceeds to the extent such costs are within such 15% limitation.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

9.	Stockholders’ Equity

Distributions – During the nine months ended September 30, 2012 and 2011, cash distributions totaling approximately $2.2 million and $0.7 million, respectively, were declared payable to stockholders (including approximately $0.3 million and $0.1 million declared but unpaid as of September 30, 2012 and 2011, respectively, which were paid in October 2012 and 2011, respectively). As the Company had no distributable earnings or funds from operations (“FFO”), the distributions were made from Offering proceeds. In addition, 100% of distributions for the nine months ended September 30, 2012 are expected to be a return of capital and 100% of the distributions for the nine months ended September 30, 2011 were considered a return of capital for federal income tax purposes.

Redemptions – During the nine months ended September 30, 2012, the Company redeemed 24,293 shares of common stock for approximately $0.2 million.

10.	Income Taxes

During the quarter and nine months ended September 30, 2012, the Company recognized state and foreign income benefits (taxes) related to its properties in Texas and Germany, resulting in a net tax benefit of approximately $0.1 million and $0.2 million, respectively. The Company’s effective income tax rate was 6.9% and 4.0% for the quarter and nine months ended September 30, 2012, respectively. The Company’s effective tax rate differs from the 35% percent statutory tax rate primarily due to the fact that it is operating as a REIT for U.S. federal income tax purposes and a significant portion of the Company’s operating results are non-taxable due to the REIT’s dividend paid deduction. The effective tax rate for the nine months ended September 30, 2012 for the operations located in Germany was 15.8%.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of acquisition and depreciation expenses and rental revenue. As of September 30, 2012, the Company has recorded deferred tax assets of $0.2 million as a result of the tax basis of its fixed assets exceeding the book basis of its German fixed assets.

For the nine months ended September 30, 2012, the Company also recorded a deferred tax asset of approximately $0.05 million relating to net operating losses generated in Luxembourg. The Company recorded a valuation allowance against the deferred tax asset in Luxembourg as a result of it not expecting to realize future tax benefits from the generated net operating losses.

The Company’s U.S. and foreign income (loss) from continuing operations before income taxes was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S. loss	$(722,303)	$(596,649)	$(2,685,264)	$(1,979,902)
Foreign income (loss)	(755,925)	—	(1,371,527)	—

Total	$(1,478,228)	$(596,649)	$(4,056,791)	$(1,979,902)

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

10.	Income Taxes (continued)

The components of the benefit (provision) for income taxes for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Current:
Federal	$—	$—
State	(30,525)	—
Foreign	(2,259)	—

Total current provision	(32,784)	—

Deferred:

Federal	—	—
State	1,534	—
Foreign	193,156	—

Total deferred benefit	194,690	—

Income tax benefit	$161,906	$—

11.	Commitments and Contingencies

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

In August 2012, the Company entered into a purchase and sale agreement to acquire a portfolio of four value-retail centers totaling approximately 120,050 square feet, located in four metropolitan areas in Western Germany for a total purchase price of approximately 14.3 million euros (approximately $18 million based on an exchange rate of $1.2619 per euro). In September 2012, the Company completed the acquisition of two of these properties. The Company expects to complete the purchase of the remaining two centers for approximately 7.0 million euros (approximately $9.0 million based on an exchange rate of $1.2874 per euro) by the end of the fourth quarter 2012, provided that certain conditions precedent are resolved. Although the Company deems the purchase of the remaining two centers as probable, there is no assurance the acquisition of the remaining two centers will occur. See Note 3. “Acquisitions” for additional information on the acquisition of the two properties. The agreement is governed by German law and accordingly, if the Company does not close on the purchase of the portfolio through no fault of the seller, the Company could be liable to the seller for the full amount of the purchase price.

Additionally, the Company entered into a purchase and sale agreement in July 2012 for the purchase of a fully leased, single tenant industrial building in Jacksonville, Florida for $42.5 million. See Note 12. “Subsequent Events” for additional information regarding the acquisition of the Samsonite Property in October 2012.

See Note 8. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with the Offering and the Expense Support Agreement.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

12.	Subsequent Events

During October 2012, the Company acquired the following real estate investment property:

Name and Location	Date Acquired	Description	Rentable Square Footage	Initial Purchase Price
Samsonite Property Jacksonville, Florida	10/12/2012	Distribution facility	817,632	$42,500,000

The following summarizes the allocation of the purchase prices for the above acquisition, and the estimated fair values of the assets acquired and liabilities assumed:

Assets
Land and land improvements	$6,283,600
Building and improvements	24,545,300
Lease intangibles (1)	11,562,600
Other assets	108,500
Liabilities
Assumed mortgage note payable	(26,729,364)

Net assets acquired	$15,770,636

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 5.3 years.

In connection with the purchase of the Samsonite Property, the Company assumed an approximately $26.7 million existing first mortgage on the Samsonite Property (the “Samsonite Mortgage”). The Samsonite Mortgage has a fixed interest rate of 6.08%. Monthly principal and interest payments in the amount of $187,319, based on a 25-year amortization, are required until the maturity date of September 1, 2023, at which time the remaining outstanding principal balance will be due and payable in full. The Samsonite Mortgage is collateralized by the Samsonite Property, the assignment of interest and rents under the lease and the assignment of interest in certain management agreements.

The Samsonite Property is 100% leased under a non-cancelable, triple-net lease through February 2018, subject to two additional renewal periods of five years each at the tenant’s option. See Note 3. “Acquisitions” for the pro forma impact of the October acquisition on the Company’s results of operations for the quarters and nine months ended September 30, 2012 and 2011.

On October 3, 2012, in connection with receiving a waiver from the lender relating to a minimum net equity raise requirement for the quarter ended September 30, 2012 as described in Note 7. “Indebtedness,” and in an effort to reduce the Company’s fees on the unused portion of the Credit Facility, the Company modified its existing Credit Facility to reduce the borrowing capacity from $25 million to $2.8 million. The modification did not change the remaining terms of the Credit Facility. The Company wrote off approximately $0.08 million in unamortized loan costs related to the modification. In October 2012, the Company drew down the remaining $2.0 million available under the Credit Facility.

During the period October 1, 2012 through November 8, 2012, the Company received additional subscription proceeds of approximately $3.1 million (0.3 million shares) from its Offering, including proceeds received through its distribution reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011, and for the quarters and nine months ended September 30, 2012 and 2011 of Global Income Trust, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements unless otherwise defined herein.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Caution Concerning Forward-Looking Statements

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and other matters.

The Company’s forward-looking statements are not guarantees of future performance, and stockholders are cautioned not to place undue reliance on any forward-looking statements. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but not limited to, the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, and in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 14, 2012, and other documents filed by the Company from time to time with the U.S. Securities and Exchange Commission. Such factors include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited amount of proceeds raised in the Company’s offering of its shares, including the limited number of investments made; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s ability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; consequences of our net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made; the Company undertakes no obligation to, and expressly disclaims any obligation to, update or revise its forward-looking statements to reflect new information, changed assumptions, the occurrence of subsequent events, or changes to future operating results over time unless otherwise required by law.

INDUSTRY AND MARKET DATA

This Quarterly Report on Form 10-Q includes information with respect to market share and industry conditions obtained from third-party sources or based upon our own internal estimates using such sources when available. While we believe that such information and estimates are reasonable, we have not independently verified any of the data from third-party sources. Similarly, our internal research is based upon our understanding of industry conditions, and such information has not been independently verified.

OVERVIEW

Global Income Trust, Inc. was organized as a Maryland corporation on March 4, 2009 and has elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes.

Beginning on April 23, 2010, we offered for sale up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”). As of September 30, 2012, we had received total offering proceeds of approximately $57.2 million (5.7 million shares), including approximately $1.0 million through our distribution reinvestment plan. During the period October 1, 2012 through November 8, 2012, we received additional subscription proceeds of approximately $3.1 million (0.3 million shares) from our Offering, including proceeds received through our distribution reinvestment plan.

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

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. Affiliates of CNL and MIRA, and MGPA Advisory serve as sub-advisors and as sub-property managers. MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

MARKET OUTLOOK

The U.S. real estate markets have started to rebound from the general recession as evidenced by rising sales volumes and improving fundamentals across all types of commercial real estate. These positive trends and the resulting firming of pricing power are a direct result of modest but steady demand for space at a time of constrained supply due primarily to the limited amount of capital available for new development. Job growth is also contributing to these positive trends. Over the past several months, steady job growth has increased demand for space in most asset types, with the industrial market showing the most robust recovery. While job growth has been modest nationally, the Sunbelt states generally outperform the national averages, and this has led to renewed investor interest in assets across the region. With few alternatives for income derived from financial assets, capital flows are increasing in alternative asset classes, including hard assets such as real estate.

The resulting investor demand for income-oriented tangible assets has increased investment sales volume and asset pricing across all asset types in major markets. Beginning in 2011, a good portion of this capital has focused on the perceived safety of central business district (CBD) office properties in cities such as New York and San Francisco, and notably, multifamily housing. The continued influx of capital into these sectors has driven asset prices up and yields down. In many markets, stabilized properties in these two sectors are at or near the pricing levels that existed in 2006 and 2007 at the height of the previous market cycle. As such, we will continue to focus acquisition activity on strong secondary markets and asset classes where strong risk-adjusted returns remain available.

Internationally, we remain focused on the stronger economies in Europe. While the European debt crisis continues to evolve, it also creates potential income acquisition opportunities in key markets in the more stable countries. Through our sub-advisor, MGPA Advisory, we are initially targeting Germany, the United Kingdom, France and Poland; all regions where MGPA Advisory has local offices. In particular, we see positive investment characteristics in German value retail as evidenced by our three international acquisitions and our two pending investments in Western Germany. We favor German value retail because they tend to be more resistant to economic decline.

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

OUR REAL ESTATE PORTFOLIO

Our existing real estate portfolio consisted of the following acquired properties as of September 30, 2012:

Property Name and Location	Type	Date Acquired	Percentage Leased (1)	Square Footage	Purchase Price (in millions)	Encumbrances (in millions)
Acquired Properties:

Austin Property Pflugerville, Texas	Light Industrial Building	6/8/11	100%	51,189	$4.6	$0.8

Heritage Commons III Fort Worth, Texas	Office Building	6/28/11	100%	119,001	$18.8	$12.1

Heritage Commons IV Fort Worth, Texas	Office Building	10/27/11	100%	164,333	$31.0	$24.2

Giessen Retail Center Giessen, Germany	Value Retail Center	03/9/12	100%	34,700	$5.2	$2.8

Worms Retail Center Worms, Germany	Value Retail Center	09/28/12	100%	41,944	$5.8	$3.6

Gutersloh Retail Center Gutersloh, Germany	Value Retail Center	09/28/12	100%	19,375	$3.6	$2.3

(1)	The Austin Property, Heritage Commons III, Heritage Commons IV and Gutersloh Retail Center are each 100% leased to single tenants. The Giessen Retail Center and Worms Retail Center were each leased 100% to six tenants.

Pending Acquisitions

In addition to our real estate portfolio described above, as of September 30, 2012, we had the following pending acquisitions.

Property Location	Type	Expected Purchase Price (in millions) (1)	Expected Equity Investment by Company (in millions)	Expected Mortgage (in millions) (2)
Pending Acquisitions:

Samsonite Property Jacksonville, Florida	Distribution Facility	$42.5	$13.8	$26.7

Hannover Retail Center Hannover, Germany	Value Retail Center	$5.2	$2.0	$3.2

Bremerhaven Retail Center Bremerhaven, Germany	Value Retail Center	$3.7	$1.6	$2.1

(1)	The expected purchase price, equity commitment and mortgage for the Hannover Property and the Bremerhaven Property are based on an exchange rate of $1.2874.
(2)	Amounts presented for the Samsonite Property include approximately $26.7 million relating to assumption of the mortgage debt on the property.

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

Generally, once fully invested, we expect to meet cash needs for items other than acquisitions and offering costs from our cash flow from operations, and we expect to meet cash needs for acquisitions and offering costs from the net proceeds from our Offering and financings. However, until we are fully invested, we have and may continue to use proceeds from our Offering to pay a portion of our operating expenses, distributions and debt service.

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

SOURCES OF LIQUIDITY AND CAPITAL RESOURCES

Common Stock Offering

For the nine months ended September 30, 2012 and 2011, our main source of capital was the proceeds of our Offering. During such periods, we received total offering proceeds of approximately $28.7 million and $14.1 million, respectively, including amounts received through our distribution reinvestment plan. During the period October 1, 2012 through November 8, 2012, we received additional subscription proceeds of approximately $3.1 million (0.3 million shares) from our Offering, including proceeds received through our distribution reinvestment plan.

Our Offering will terminate no later than April 23, 2013, unless we determine to file a follow-on offering by such date. In such case, the current Offering could be extended by up to an additional 180 days.

Borrowings

In March 2012, in connection with the acquisition of our first international property, the Giessen Retail Center, we obtained a $2.9 million mortgage loan from a German bank. The loan has a 20-year term and is collateralized by the Giessen Retail Center and its rental revenues. The interest rate is a fixed rate of 3.7% per annum for the first ten years, at which time the interest rate and whether fixed or variable, will be renegotiated. Loan payments consist of monthly interest only payments during the first five years of the loan. Thereafter, monthly payments of principal and interest will be required through the maturity date.

In June 2012, we modified our existing Credit Facility to reduce the borrowing capacity from $35 million to $25 million. In connection with the modification, certain financial covenants including the fixed charge coverage ratio, leverage ratio, and the minimum liquidity requirements, were modified. As of September 30, 2012, we were not in compliance with the minimum net equity raise requirement under the Credit Facility. On October 3, 2012, we received a waiver from the lender of this requirement for the quarter ended

September 30, 2012. In connection therewith and in an effort to reduce our fees on the unused portion of the Credit Facility, we modified our Credit Facility to reduce the borrowing capacity from $25 million to $2.8 million. The modification did not change the remaining terms of the Credit Facility. In October 2012, we drew down the remaining $2.0 million of capacity under the Credit Facility. We wrote off approximately $0.05 million and $0.08 million, respectively, in unamortized loan costs relating to the June 2012 and October 2012 modifications.

In August 2012, in connection with the planned acquisition of four value-retail centers, we entered into a loan agreement with a German bank providing for a Senior Loan in the aggregate principal amount of approximately $11.2 million, with the Senior Loan to be drawn on to finance the acquisition of the four value-retail centers. In September 2012, in connection with the acquisitions of the Worms Retail Center and the Gutersloh Retail Center, approximately $3.6 million and $2.3 million, respectively, were drawn on the Senior Loan. Interest on the current outstanding principal balance of the Senior Loan accrues at the fixed rate of 2.98% per annum for the Worms Retail Center and 3.17% per annum for the Gutersloh Retail Center. Interest on the Senior Loan is due and payable every six months in arrears, on January 15 and July 15 of each year. The outstanding principal balance of the Senior Loan is due and payable commencing on January 15, 2018 as follows: January 15, 2018 – 1.25% of the original loan balance; July 15, 2018 – 1.25% of the original loan balance; January 15, 2019 – 1.5% of the original loan balance; and July 15, 2019 – 1.5% of the original loan balance. The Senior Loan matures and is due and payable in full on August 1, 2019.

During the nine months ended September 30, 2012 and 2011, we paid approximately $0.3 million and $0.6 million, respectively, in loan costs.

As of September 30, 2012 and December 31, 2011, we had an aggregate debt leverage ratio of 53.2% and 65.3%, respectively.

USES OF LIQUIDITY AND CAPITAL RESOURCES

Acquisitions

During the nine months ended September 30, 2012, we acquired the following real estate investment properties:

Name and Location	Date Acquired	Description	Rentable Square Footage	Initial Purchase Price
Giessen Retail Center Giessen, Germany	03/9/2012	Value Retail Center	34,700	$5,244,136

Worms Retail Center Worms, Germany	9/28/2012	Value Retail Center	41,944	5,834,110

Gutersloh Retail Center Gutersloh, Germany	9/28/2012	Value Retail Center	19,375	3,596,095

				$14,674,341

Debt Repayments

During the nine months ended September 30, 2012, we repaid $2.0 million and $0.4 million of outstanding principal under our Credit Facility and mortgage notes payable, respectively. We used cash that was available pending the acquisition of properties to repay the majority of the outstanding principal on our Credit Facility in order to reduce our expenses. Debt payments during the nine months ended September 30, 2012 were funded primarily using net proceeds from our Offering. To the extent we do not have sufficient cash from operations, we intend to continue using proceeds from our Offering to fund our debt payments.

Stock Issuance and Offering Costs

Under the terms of the managing dealer agreement for our Offering, our managing dealer is entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross proceeds on shares sold, excluding shares sold pursuant to our distribution reinvestment plan. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with the Offering, such as filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the nine months ended September 30, 2012 and 2011, we paid approximately $4.2 million and $2.1 million, respectively, in stock issuance and offering costs. The Advisor had incurred on our behalf approximately $6.1 million of additional costs in connection with the Offering exceeding the 15% limitation as of September 30, 2012. These costs will be recognized by us in future periods as we receive future offering proceeds to the extent that the costs are within the 15% limitation.

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

The following table presents total cash distributions declared, including cash distributions reinvested, and daily distributions per share for the nine months ended September 30, 2012 and 2011:

			Distributions Paid (1)
	Distributions Declared Daily Per Share	Total Cash Distributions Declared (2)	Cash	Reinvested via Distribution Reinvestment Plan (3)	Cash Flow Provided By (Used In) Operations (4)
2012 Quarters
First	$0.0017808	$565,867	$382,565	$183,302	$(447,482)
Second	0.0017808	741,419	493,213	248,206	142,943
Third	0.0017808	894,148	582,049	312,099	142,035

Total		$2,201,434	$1,457,827	$743,607	$(162,504)

2011 Quarters
First	$0.0017808	$164,200	$122,391	$41,809	$(541,404)
Second	0.0017808	237,352	168,282	69,070	(655,078)
Third	0.0017808	325,148	218,548	106,600	(43,172)

Total		$726,700	$509,221	$217,479	$(1,239,654)

FOOTNOTES:

(1)

Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our distribution reinvestment plan, including amounts paid and shares issued subsequent to the quarter end.

(2)

For the nine months ended September 30, 2012 and 2011, cash distributions paid to stockholders were partially funded with proceeds from our offering. For the nine months ended September 30, 2012, 100% of the cash distributions paid to stockholders are expected to be considered a return of capital to stockholders for federal income tax purposes. For the nine months ended September 30, 2011, 100% of the cash distributions paid to stockholders were considered a return of capital to stockholders for federal income tax purposes.

(3)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan.

(4)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid with proceeds from our offering as opposed to operating cash flows. Additionally, the board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Our board of directors considers a number of factors in its determination of the amount and basis of distributions it declares, including expected and actual net cash flow from operations, FFO, modified funds from operations (“MFFO”), our overall financial condition, the Advisor’s determination in regards to providing Expense Support, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the monetization of an asset, as well as other factors including an objective of maintenance of stable and predictable distributions regardless of the composition.

Redemptions

During the nine months ended September 30, 2012, we redeemed 24,293 shares of common stock for approximately $0.2 million.

Subsequent and Pending Acquisitions

Subsequent Acquisition

During October 2012, we acquired the following real estate investment property:

Name and Location	Date Acquired	Description	Rentable Square Footage	Initial Purchase Price
Samsonite Property Jacksonville, Florida	10/12/2012	Distribution facility	817,632	$42,500,000

In connection with the purchase of the Samsonite Property, we assumed an approximately $26.7 million existing first mortgage on the Samsonite Property (the “Samsonite Mortgage”). The Samsonite Mortgage has a fixed interest rate of 6.08%. Monthly principal and interest payments in the amount of $187,319, based on a 25-year amortization, are required until the maturity date of September 1, 2023, at which time the remaining outstanding principal balance will be due and payable in full. The Samsonite Mortgage is collateralized by the Samsonite Property, the assignment of interest and rents under the lease and the assignment of interest in certain management agreements.

Pending Acquisitions

In August 2012, we entered into a purchase and sale agreement to acquire a portfolio of four value-retail centers totaling approximately 120,050 square feet, located in four metropolitan areas in Western Germany for a total purchase price of approximately 14.3 million euros (approximately $18 million based on an exchange rate of $1.2619 per euro). In September 2012, we completed the acquisition of two of these properties. See Liquidity and Capital Recourses – Uses of Liquidity – Acquisitions. We expect to complete the purchase of the remaining two centers for approximately 7.0 million euros (approximately $9.0 million based on an exchange rate of $1.2874 per euro) by the end of the fourth quarter 2012, provided that certain conditions precedent are resolved. We anticipate the funding of the purchase price of the additional properties through a combination of secured debt, existing unrestricted cash, and anticipated net proceeds through the Offering. Although we deem the purchase of the remaining properties as probable, there is no assurance the acquisition of the remaining properties will occur.

The agreement is governed by German law and accordingly, if we do not close on the purchase of the portfolio through no fault of the seller, we could be liable to the seller for the full amount of the purchase price.

Expense Support Agreement

In March 2012, our board of directors approved an Expense Support and Conditional Reimbursement Agreement with our Advisor whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and payment of asset management fees to the Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative MFFO (as defined in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to our total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement is terminable by the Advisor, but not before March 31, 2013, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of reimbursement within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and we will have no obligation to pay such amounts. Should the Advisor terminate the Expense Support Agreement beyond the contractually obligated period of March 31, 2013 and MFFO not be sufficient to pay distributions, our board of directors could reduce distributions to a sustainable level supported by MFFO. See the discussion in Results of Operations for amounts deferred under the Expense Support Agreement.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2012 and 2011, we used approximately $0.2 million and $1.2 million, respectively, of net cash in operating activities. For the nine months ended September 30, 2012 and 2011, cash was used primarily to pay property operating expenses, acquisition fees and expenses and general and administrative expenses. We have used and will continue to use proceeds from our Offering to fund acquisition fees and expenses. Because we are in our acquisition stage, the net operating income from our properties is not yet sufficient to fund all of our general and administrative expenses. Until such time as we generate sufficient net operating income from our investments, we expect to continue to fund a portion of such amounts with Offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of September 30, 2011, we owned two real estate investment properties that were 100% leased under operating leases as compared to six properties as of September 30, 2012. See Our Real Estate Portfolio.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio. Management expects increases in operating activities in the future as our properties are owned for full periods, including the Samsonite Property, and as we purchase additional real estate and real estate-related assets.

Comparison of the quarter and nine months ended September 30, 2012 to the quarter and nine months ended September 30, 2011

Revenues. Rental revenue and tenant reimbursements were approximately $2.0 million and $5.8 million, respectively, for the quarter and nine months ended September 30, 2012 as compared to approximately $0.9 million for the quarter and nine months ended September 30, 2011 for the two properties we owned during those periods. We expect increases in revenue in the future as our properties are owned for a full period, including the Samsonite Property, and as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the quarter and nine months ended September 30, 2012 were approximately $0.6 million and $1.9 million, respectively, as compared to approximately $0.4 million for the quarter and nine months ended September 30, 2011. These expenses include property taxes, utilities and other costs to operate the properties, some of which are reimbursable by tenants with reimbursed amounts included in revenues. In general, as property operating expenses increase for our five modified-gross lease properties owned as of September 30, 2012, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Acquisition Fees and Expenses. Acquisition fees and expenses for the quarter and nine months ended September 30, 2012 were approximately $0.9 million and $1.7 million, respectively, as compared to $0.1 million and $0.8 million for the quarter and nine months ended September 30, 2011, respectively. Acquisition fees and expenses for the nine months ended September 30, 2012 consisted primarily of investment services fees and acquisition expenses in connection with our German property acquisitions. Acquisition fees and expenses for the quarter and nine months ended September 30, 2012 also included amounts relating to due diligence related to the Samsonite Property and our two pending acquisitions in Germany described in Liquidity and Capital Resources – Uses of Liquidity and Capital Resources – Subsequent and Pending Acquisitions. We expect to incur additional acquisition fees and expenses in the future as we purchase additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the quarter and nine months ended September 30, 2012 were approximately $0.4 million and $1.4 million, respectively, as compared to $0.3 million and $0.9 million, respectively, for the quarter and nine months ended September 30, 2011. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. Under the Expense Support Agreement, all or a portion of reimbursable personnel expenses of affiliates of the Advisor for the period April 1, 2012 through March 31, 2013, may be deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement. For the quarter and nine months ended September 30, 2012, we deferred approximately $0.2 million and $0.3 million, respectively, of operating-related personnel expenses in accordance with this agreement. See Expense Reimbursement below.

Asset Management Fees. We incurred approximately $0.1 million and $0.4 million in asset management fees payable to our Advisor during the quarter and nine months ended September 30, 2012, respectively, compared to $0.06 million for the quarter and nine months ended September 30, 2011. Under the Expense Support Agreement, all or a portion of asset management fees for the period April 1, 2012 through March 31, 2013, may also be deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement. For the quarter and nine months ended September 30, 2012, we deferred approximately $0.1 million and $0.3 million, respectively, of asset management fees in accordance with this agreement. See Expense Reimbursement below.

Property Management Fees. We incurred approximately $0.06 million and $0.2 million in property management fees during the quarter and nine months ended September 30, 2012, respectively, in connection with the property operations of our six properties. For the quarter and nine months ended September 30, 2011 we incurred approximately $0.02 million in property management fees. We expect increases in property management fees in the future as we purchase additional real estate properties.

Depreciation and Amortization. Depreciation and amortization expense for the quarter and nine months ended September 30, 2012 was approximately $0.9 million and $2.8 million, respectively, and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to our six properties. Depreciation and amortization expense for the quarter and nine months ended September 30, 2011 was $0.3 million and $0.4 million, respectively. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Expense Support. For the quarter and nine months ended September 30, 2012, approximately $0.3 million and $0.6 million, respectively, in asset management fees and operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement. We will record such amounts as operating expenses in future periods to the extent, if any, we determine these amounts are probable of being reimbursed to the Advisor.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and nine months ended September 30, 2012 was approximately $0.7 million and $2.3 million, respectively, relating to debt on our properties and the fee on the unused portion of our Credit Facility. Interest expense and loan cost amortization for the nine months ended September 30, 2012 includes $0.05 million relating to the write-off of loan costs as a result of the modification of our Credit Facility in June of 2012. Interest expense and loan cost amortization for the quarter and nine months ended September 30, 2011 was $0.3 million and $0.4 million, respectively. We expect increases in interest expense and loan cost amortization to increase as we incur additional indebtedness as we acquire additional properties, including our pending investments.

Income Tax Benefit. During the quarter and nine months ended September 30, 2012, we recognized state and foreign income taxes (benefits) related to our properties in Texas and Germany resulting in a net tax benefit of approximately $0.1 million and $0.2 million, respectively.

2%/25% Limitation

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended September 30, 2012, we incurred $0.6 million of operating expenses in excess of the Limitation, all of which related to the Expense Year ended March 31, 2012, previously reviewed by our independent directors. There were no additional expenses in excess of the Limitation incurred for quarter ended September 30, 2012. As of March 31, 2012, our independent directors determined that operating expenses in excess of the Limitation, were justified based on a number of factors. These factors include how quickly new equity capital was raised and invested, and the relationship of these investments to our operating expenses, many of which were necessary as a result of being a public company.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. As of September 30, 2012 and 2011, our MFFO is FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases and straight-line rent adjustments, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,376,890)	$(596,649)	$(3,894,885)	$(1,979,902)
Adjustments:
Depreciation and amortization (including amortization of in-place lease intangible assets)	934,719	331,718	2,773,700	386,968

FFO	(442,171)	(264,931)	(1,121,185)	(1,592,934)
Acquisition fees and expenses(1)	883,356	88,641	1,658,196	765,030
Amortization of above- below-market lease intangible assets(2)	17,530	7,356	51,660	8,556
Straight-line rent adjustment(3)	(81,834)	(7,408)	(245,501)	(7,408)

MFFO	$376,881	$(176,342)	$343,170	$(826,756)

Weighted average number of shares of common stock outstanding (basic and diluted)	5,456,976	1,984,627	4,511,324	1,494,781

Net loss per share (basic and diluted)	$(0.25)	$(0.30)	$(0.86)	$(1.32)

FFO per share (basic and diluted)	$(0.08)	$(0.13)	$(0.25)	$(1.07)

MFFO per share (basic and diluted)	$0.07	$(0.09)	$0.08	$(0.55)

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations and the related payment periods as of September 30, 2012:

	For the Period Ending December 31,
	2012	2013-2014	2015-2016	Thereafter	Total
Mortgages and other notes payable (principal and interest)(1)	$777,737	$6,328,946	$39,330,834	$10,071,617	$56,509,134
Credit Facility(2)	8,842	827,881	—	—	836,723
Other (3)	24,242,000	—	—	—	24,242,000

Total	$25,028,579	$7,156,827	$39,330,834	$10,071,617	$81,587,857

FOOTNOTE:

(1)

For the purpose of the contractual obligation table above, management assumed that the principal amounts outstanding on the Heritage Commons III and Heritage Commons IV mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

(2)	Includes estimated interest expense and fees on the unused portion of the Credit Facility.
(3)

This item includes our obligation to purchase the Samsonite Property and the two value retail centers in Western Germany as discussed in Note 11. “Commitments and Contingencies” in the accompanying condensed consolidated financial statements, less $0.5 million in deposits that were applied towards the purchase price at closing and approximately $26.7 million in debt assumed with the Samsonite Property.

(4)

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

We are exposed to foreign currency exchange rate fluctuations as a result of our ownership of three properties located in Germany. The payments we receive under the leases and debt service payments are denominated in euros. Management does not believe this to be a significant risk or that currency fluctuations would result in a significant impact to our overall results of operations.

The following is a schedule of our fixed and variable rate debt maturities for the remainder of 2012 and each of the next four years, and thereafter (principal maturities only):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt	$157,376	$646,665	$683,359	$722,166	$34,106,466	$8,705,400	$45,021,432	$46,080,000	(1)
Variable rate debt	—	820,000	—	—	—	—	820,000	820,000

Total debt	$157,376	$1,466,665	$683,359	$722,166	$34,106,466	$8,705,400	$45,841,432	$46,900,000

	2012	2013	2014	2015	2016	Thereafter	Total
Weighted average fixed interest rates of maturities	5.45%	5.45%	5.46%	5.46%	6.17%	3.26%	5.57%

Average interest rate on variable debt of maturities	—	Libor Plus 2.75%	—	—	—	—	—

(1)

The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

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

Changes in accounting pronouncements could materially impact our or our tenants’ reported financial performance

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Specifically, FASB is currently considering changes to accounting standards for accounting for leases. Due to the fact that such standards impact how we account for our properties, as well as revenues and expenses relating to our leases, changes to the current standards could have a material impact to our financial condition or results of operations. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could cause a delay in investing our offering proceeds, make it more difficult for us to enter into leases on terms we find favorable and impact the distributions to stockholders.

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

Until 18 months after we have completed our offering stage, we expect to use the price paid to acquire a share of our common stock in our most recent offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock from and after 18 months after completion of our offering stage, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our offerings in providing information on customer account statements as provided by National Association of Securities Dealers (“NASD”) Rule 2340, we expect to disclose in each of our annual reports an estimated per share value of our common stock, the method by which the estimated per share value of our common stock was developed and the date of the data used to develop the estimated per share value of our common stock. In addition, our advisor will prepare annual statements of the estimated per share value of our common stock to assist fiduciaries of retirement plans subject to the annual reporting and valuation requirements of ERISA in the preparation of their reports relating to an investment in our shares. Our advisor intends to use the most recent price paid to acquire a share of our common stock in the primary offering (ignoring purchase price discounts for certain categories of purchasers) or a subsequent follow-on public offering as the estimated per share value of our common stock until 18 months after we have completed our offering stage (as defined below). Although this initial estimated per share value of our common stock will represent the most recent price at which most investors will purchase our shares, this estimated per share value of our common stock will likely differ from the price at which a stockholder could resell his or her shares because there will be no public trading market for the shares at that time and the estimated per share value of our common stock will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through this offering or an additional follow-on public offering, provided we have not filed a registration statement for an additional follow-on public offering as of such date (for purposes of this definition, we do not consider “public offerings” to include offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, if any). If our board of directors determines that it is in our best interest, we may conduct additional follow-on offerings upon the termination of this offering. Our articles do not restrict our ability to conduct offerings in the future.

When determining the estimated per share value of our common stock from and after 18 months after the completion of our offering stage, our advisor, or another firm chosen for that purpose, will estimate the per share value of our common stock based upon a number of assumptions that may not be accurate or complete, and our board of directors will approve such estimated per share value of our common stock. There is no guarantee that such estimated per share value will equal or exceed, or not be substantially less than, the per share amount paid by investors in our offering.

Proposed changes to FINRA rules and regulations, as well as requirements of participating broker dealers, could have a material impact on when we initially publish our estimated per share value and, in the event we are required to publish such estimated value prior to completion of our offering stage, such action could impact the price at which our shares are offered and our ability to raise capital through our offerings.

In March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to the NASD Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. Due to the fact that the managing dealer and participating brokers selling our common stock in our offering are subject to FINRA rules and regulations, any significant changes to Rule 2340 or their firms’ policies could have a material impact on when we initially publish our estimated per share value. In the event we are required to publish such estimated value prior to completion of our offerings, including any follow-on offering, if any, such action would affect the price at which our shares are offered and our ability to raise capital through our offerings.

We have raised a limited amount of proceeds and have made a limited number of investments.

Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to achieve our investment objectives. On April 23, 2010, we commenced our Offering. During the period from the commencement of our Offering on such date to September 30, 2012, we accepted investors’ subscriptions for, and issued, approximately 5.7 million shares of our common stock in our Offering, representing gross offering proceeds of approximately $57.2 million. As of September 30, 2012, we have invested in six properties. If we are unable to raise substantial proceeds in our offerings, it will limit the amount of proceeds available to invest in properties and, therefore could have a material adverse effect on our results of operations, our ability to make distributions to our stockholders and our ability to meet our investment objectives.

We have experienced losses in the past and may experience similar losses in the future.

We incurred net operating losses for the two years ended December 31, 2011 and the nine months ended September 30, 2012. Our losses can be attributed, in part, to the initial startup costs and operating expenses incurred prior to making investments in properties. In addition, certain acquisition expenses funded from offering proceeds, as well as, depreciation and amortization expense, substantially reduced our income. Our operating costs to date have been partially funded with offering proceeds. We cannot assure you that we will be profitable in the future, that our properties will produce sufficient income to fund our operating expenses, or that we will maintain our current level of distributions to stockholders.

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

We intend to use the net proceeds of our Offering to invest in a diverse portfolio of commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering was as follows as of September 30, 2012:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	5,732,661

Aggregate offering price of amount sold	$57,176,240
Offering expenses(3)	(8,352,466)	$(5,502,070)	$(2,850,396)

Net offering proceeds to the issuer after deducting Offering expenses	48,823,774
Proceeds from borrowings, net of loan costs	47,166,477

Total net offering proceeds and borrowings	95,990,251
Purchases of and additions to real estate assets	(69,276,270)		(69,276,270)
Payment of investment services fees and acquisition expenses	(3,257,024)	(1,340,999)	(1,916,025)
Distributions to stockholders (4)	(3,117,184)	(28,730)	(3,088,454)
Principal payments of debt (4)	(1,005,225)		(1,005,225)
Restricted cash (5)	(237,356)		(237,356)
Redemptions of shares	(2,052,705)		(2,052,705)

Unused Offering proceeds	$17,044,487

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
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

(4)

Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of September 30, 2012.

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

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the quarter ended September 30, 2012, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
July 1, 2012 through July 31, 2012	12,910	$9.71	12,910	146,851
August 1, 2012 through August 31, 2012	—	—	—	161,543
September 1, 2012 through September 30, 2012	—	—	—	175,830

Total	12,910		12,910

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures– Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2012.

GLOBAL INCOME TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

Exhibit No.	Description
10.1

English translation of German Framework Agreement dated as of August 3, 2012, by and among REPCO 8 S.A., REPCO 15 S.A., REPCO 14 S.A., REPCO 2 S.A. (“Sellers”) and GIT Worms S.à r.l.

(“Buyer”) (Filed herewith.)

10.1.1	English translation of Property Purchase Agreement with Conveyance by and between REPCO 8 S.A and GIT Worms S.à r.l., as Annex A1 to the Framework Agreement, filed as Exhibit 10.1. (Filed herewith.)

10.1.2	English translation of Property Purchase Agreement with Conveyance by and between REPCO 15 S.A and GIT Worms S.à r.l., as Annex A2 to the Framework Agreement, filed as Exhibit 10.1. (Filed herewith.)

10.1.3	English translation of Property Purchase Agreement with Conveyance by and between REPCO 14 S.A and GIT Worms S.à r.l., as Annex A3 to the Framework Agreement, filed as Exhibit 10.1. (Filed herewith.)

10.1.4	English translation of Property Purchase Agreement with Conveyance by and between REPCO 2 S.A and GIT Worms S.à r.l., as Annex A4 to the Framework Agreement, filed as Exhibit 10.1. (Filed herewith.)

10.2	English translation of German Loan Agreement dated August 3, 2012, by and between GIT Worms S.à r.l. and Bayerische Landesbank. (Filed herewith.)

10.3	English translation of Security Purpose Agreement dated August 13, 2012, by and between GIT Worms S.à r.l. Luxembourg and Bayerische Landesbank. (Filed herewith.)

10.4	English translation of Pledge Rent Agreement dated August 3, 2012, by and between GIT Worms S.à r.l. Luxembourg and Bayerische Landesbank. (Filed herewith.)

10.5	English translation of Rent Assignment dated August 3, 2012, by and between GIT Worms S.à r.l. Luxembourg and Bayerische Landesbank. (Filed herewith.)

31.1	Certification of the Chief Executive Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Losses, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.