Form 10-K
period 2012-12-31
Global Income Trust, Inc.
filed 2013-03-22
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the shares, on June 30, 2012 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was $51,303,240.

The number of shares of common stock outstanding as of March 12, 2013 was 7,427,085.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Global Income Trust, Inc.

Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders

(Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than

April 30, 2013.

PART I

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Global Income Trust, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, we caution you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of our documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our registration statements on Form S-11 and the sticker supplements and amendments thereto, copies of which may be obtained from our Web site at http://www.incometrust.com.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

Item 1.	BUSINESS

General

Global Income Trust, Inc. was organized as a Maryland corporation on March 4, 2009 and has elected to be taxed, and currently operates as a real estate investment trust (“REIT”) for federal income tax purposes. The terms “our Company” and “Global Income Trust, Inc.” include Global Income Trust, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Global Income Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC, our sponsor (the “Sponsor”). CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc., or “CNL,” which is a leading private investment management firm providing global real estate and alternative investments.

The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We believe we benefit from the investment expertise and experience of our Advisor’s management team and members of its investment committee. Our Advisor is responsible for providing advisory services relating to substantially all aspects of our investments and operations, including real estate acquisitions, asset management and other operational matters. Our Advisor has subcontracted with CNL Global Income Sub-Advisors, LLC (the “CNL Sub-Advisor”), Macquarie Infrastructure and Real Assets, Inc. (“MIRA”) and MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”) to perform substantially all of these functions as sub-advisors. We have also retained CNL Global Income Managers, LLC (the “Property Manager”) to manage our properties under a master property management agreement.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Investment Objectives and Strategy

Our primary investment objectives are to:

•	provide stockholders with attractive and stable cash distributions;

•	preserve, protect and return stockholders’ invested capital;

•	invest in a diversified portfolio of assets; and

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

Our strategy to realize our investment objectives has been driven by a disciplined approach to evaluating the important factors for each individual investment. We believe our Advisor and the sub-advisors it has engaged have the experience and ability to identify attractive assets, underwrite current operating performance, forecast potential changes to operating performance over time, and identify adequate exit strategies for our assets, as well as analyze the key metrics of the overall portfolio composition. By using this approach, we believe we were able to identify favorable acquisition targets and expect to effectively manage our assets in order to achieve our primary investment objectives.

Real Estate Portfolio

Given one of our primary objectives is to provide stable cash distributions, our acquisitions have consisted of existing income-producing, single or multi-tenant properties, including office buildings, industrial distribution centers and retail properties.

As of December 31, 2012, we owned nine properties located in the U.S. and Germany, with approximately 1.3 million square feet leasable space, which were 99.8% leased with a weighted average remaining lease term of 6.3 years. The leases generally include terms whereby, in addition to payments of base rent with periodic escalations, tenants are responsible for all or a portion of the operating expenses of the property. Our tenants include, among others, FedEx Ground Package System, Inc., Mercedes-Benz Financial Services USA, LLC and Samsonite, LLC, as well as well-known value retailers in Germany.

For additional information regarding our real estate properties, see Item 2. “Properties.”

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

Through December 31, 2012, we had received aggregate offering proceeds of approximately $64.0 million (6.4 million shares), including approximately $1.4 million (0.1 million shares) through our distribution reinvestment plan. During the period January 1, 2013 through March 12, 2013, we received additional subscription proceeds of approximately $10.4 million (1 million shares) from our Offering, including approximately $0.4 million (0.04 million shares) from our distribution reinvestment plan.

Our Offering had an initial termination date of April 23, 2012 and our board of directors extended the Offering to April 23, 2013. Our board of directors has determined not to pursue another equity offering at this time; therefore, our Offering will close no later than April 23, 2013. As a result of the closing of our Offering in April 2013, our Advisor intends to focus on completing our acquisition phase, actively managing our portfolio, improving the cost of our debt capital and seeking to reduce our operating expenses. In addition, our Advisor is expected to begin exploring possible strategic alternatives for us. See “Exit Strategy” below.

Borrowings

Our intent is to target our aggregate borrowings to between 50% to 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. As of December 31, 2012, we had an aggregate debt leverage ratio of 64.3% of the aggregate carrying value of our assets.

Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders. Until such time as we have sufficient cash flow or funds from operations, we may decide to not pay distributions or to fund all or a portion of the payment of distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities, a component of which includes our borrowings and the proceeds of our Offering. Our Advisor, its affiliates or other related parties may also advance cash to us or defer or waive asset management fees or expense reimbursements or other fees in order for us to have cash to pay distributions in excess of available cash flow or funds from operations. We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance that we will be able to sustain distributions at any level.

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

Our board of directors determines the distribution policy and whether the distribution will be in cash or other property, which may include our own securities. The distribution policy generally will be based upon such factors as expected and actual cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale of an asset, as well as other factors including an objective of maintenance of stable and predictable distributions regardless of the composition. Because of the effect of certain items, including depreciation and amortization associated with real estate investments, distributions, in whole or in part, in any period may constitute a return of capital for federal income tax purposes.

For the years ended December 31, 2012, 2011 and 2010, we declared cash distributions totaling approximately $3.2 million, $1.1 million and $0.1 million, respectively. Of these amounts, $1.1 million, $0.4 million and $0.02 million, respectively, were reinvested in additional shares of our common stock through our distribution reinvestment plan.

Approximately 91% of total distributions declared for 2012, and 100% of total distributions declared for 2011 and 2010, exceeded net cash provided by operating activities calculated in accordance with generally accepted accounting principles (“GAAP”) for each period and, therefore, were considered funded from Offering proceeds for GAAP purposes. GAAP net cash provided by operating activities includes deductions for acquisition fees and expenses, which we fund from Offering proceeds, and, therefore, is only one metric our board of directors considers in determining distributions. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information on distributions declared, net cash provided by operating activities, our net losses and factors considered by our board of directors, and Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” for additional information on how we have used proceeds received from the Offering, including amounts used to fund distributions since inception, excluding amounts used for other purposes such as the payment of acquisition fees and expenses.

For each of the years ended December 31, 2012, 2011 and 2010, 100% of our distributions were considered a return of capital to stockholders for federal income tax purposes.

Significant Tenants

Prior to June 2011, we did not own any real estate properties. As of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011, we had the following tenants that individually accounted for 10% or more of our aggregate total revenues or leased more than 10% of our assets:

Tenant	Percentage of Total Revenues(1)			Percentage of Total Assets(2)
	2012	2011	2010	2012	2011	2010
Mercedes-Benz Financial Services USA, LLC (3) (“Mercedes”)	48.5%	32.4%	n/a	23.4%	50.6%	n/a
DynCorp International, LLC (3) (“DynCorp”)	29.7%	57.6%	n/a	14.1%	30.0%	n/a
Samsonite, LLC (4) (“Samsonite”)	9.2%	n/a	n/a	34.4%	n/a	n/a

FOOTNOTES:

(1)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments and amortization of above market lease intangibles.
(2)	Represents net book value of real estate assets and lease intangibles associated with the property leased by the tenant as of the end of the period presented as a percentage of total assets.
(3)	We anticipate that the percentage of revenues generated by DynCorp and Mercedes will decrease in 2013 as our properties that were purchased in 2012 are leased for the full period.
(4)	We acquired the property leased to Samsonite in October 2012. We anticipate that the percentage of revenues from Samsonite, LLC will increase in 2013 as the property is leased for the full period.

Based on the leases in place as of December 31, 2012, we expect DynCorp, Mercedes, and Samsonite will account for approximately 18%, 30% and 29%, respectively, of our total revenues in 2013. Given the percentage of assets leased and revenues contributed by our significant tenants, any failure of these tenants to fulfill their obligations under their lease could have a material effect on us until such time as the applicable property could be leased to a new tenant.

Geographic and Industry Diversification of the Real Property Portfolio

The following table provides a summary of the geographic diversification as of December 31, 2012, of our portfolio based on the purchase prices, excluding investment services fees and other acquisition expenses, annualized base rent as of December 31, 2012, and revenues for the year ended December 31, 2012:

Geographic Region	Percentage of Purchase Price	Percentage of Annualized Base Rent (1)	Percentage of Revenues for the Year Ended December 31, 2012
Texas	45.0%	50.8%	83.0%
Florida	35.2%	29.4%	9.2%
Germany (2)	19.8%	19.8%	7.8%

Total	100.0%	100.0%	100.0%

FOOTNOTES:

(1)

Annualized base rent represents the monthly base rent in effect as of December 31, 2012 multiplied times 12. Excludes tenant reimbursements, straight-line rent adjustments and amortization of above-market leases.

(2)

Amounts converted from Euros to U.S. dollars at (a) varying exchange rates on the respective date of original purchase with respect to purchase prices, and (b) an exchange rate of $1.32 per Euro, the exchange rate as of December 31, 2012, with respect to annualized base rents and revenues.

The following table provides a summary of the industry diversification of our tenants based on annualized base rent as of December 31, 2012 and revenues for the year ended December 31, 2012:

Industry	Percentage of Annualized Base Rent	Percentage of Revenues for the Year Ended December 31, 2012
Distribution services	29.4%	9.2%
Automotive & finance	28.9%	48.5%
Retail (2)	19.8%	7.8%
Government services	18.4%	29.7%
Air courier services	3.5%	4.8%

Total	100.0%	100.0%

FOOTNOTES:

(1)

Annualized base rent represents the base rent in effect as of December 31, 2012 multiplied times 12. Excludes tenant reimbursements, straight-line rent adjustments and amortization of above-market leases.

(2)	Amounts converted from Euros to U.S. dollars at an exchange rate of $1.32 per Euro, the exchange rate as of December 31, 2012.

Disposition Policies

As we complete our offering and acquisition stage, we expect to begin to consider strategic alternatives for providing liquidity to investors. See “Exit Strategy” below. In connection therewith, we may determine to sell one or more of our investments and may do so for the purpose of either distributing the net sales proceeds to our stockholders or investing the proceeds in other assets. The determination of when a particular investment should be sold or otherwise disposed of will be made after considering all of the relevant factors, including prevailing and projected economic and market conditions, whether the value of the property or other investment is anticipated to decline substantially, and whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives.

Our ability to dispose of properties is restricted as a result of the rules applicable to REITs. Under applicable provisions of the Internal Revenue Code (“Code”) regarding prohibited transactions by REITs, a REIT that sells property, other than foreclosure property, that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net gain from any such transaction.

Exit Strategy

Although the board of directors is not required to recommend a liquidity event by any certain date, based on our Offering closing in April 2013, no immediate plans to raise capital through other sources and the estimated time needed to optimize our portfolio, our Advisor intends to explore possible strategic alternatives and we expect that our board or directors may begin considering strategic alternatives for liquidity in 2014. We do not know at this time what factors our board of directors will consider in determining whether to pursue a liquidity event in the future. Therefore, we have not established any pre-determined criteria. A liquidation of our Company, or all of our assets, would require the approval of our stockholders. We are under no obligation to actually sell our portfolio or list our shares at any particular time. We cannot assure you that we will be able to sell our assets at prices that result in us achieving our investment objectives. In the event of a liquidation, after commencement of such liquidation, we would continue in existence until all properties and other assets are sold. In addition, the actual date of any such event may differ significantly and is at the discretion of the board of directors.

Financial Information about Industry Segments

We have determined that we operate in one reportable segment, real estate, which consists of acquiring, investing in, managing, leasing, owning, and as conditions warrant, disposing of real estate assets. We internally evaluate all of our real estate assets as one operating segment and, accordingly, we do not report segment information.

Competition

The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which will have greater resources than we do. We may also compete with affiliates of our Advisor and sub-advisors to acquire properties and other investments.

Employees

We are externally managed and as such we do not have any employees.

Advisor

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to our Advisor and sub-property managers to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. Our Advisor also entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory. MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world. We have been able to invest in global income-oriented real estate investments by leveraging the value of the international real estate expertise of MIRA and MGPA Advisory and their affiliates combined with the domestic real estate expertise of CNL.

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

The current advisory agreement continues through April 7, 2014, and thereafter may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor and Property Manager, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data.”

Tax Status

We elected to be taxed as a REIT under Sections 856(c) of the Code commencing with our taxable year ended December 31, 2010. In order to be taxed as a REIT, we are subject to a number of organizational and operational requirements, including the requirement to make distributions to our stockholders each year of at least 90 percent of our REIT taxable income (excluding any net capital gain). As a REIT, we generally will not be subject to U.S. federal corporate income tax on income we distribute to our stockholders. As a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we conduct business.

Available Information

Our Sponsor maintains a website at www.IncomeTrust.com containing additional information about our business, and a link to the Securities and Exchange Commission (the “SEC” or “Commission”) website (www.sec.gov), but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

We make information available free of charge through our website, as soon as practicable after we file it with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Form 14A and if applicable, amendments to these reports.

Item 1A.	RISK FACTORS

The risks and uncertainties described below represent those risks and uncertainties that we believe are material to investors. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.

Company Related Risks

There is no public market for our shares and there can be no assurance that one will develop.

Our shares are not listed and there is no current public market for shares of our common stock. There is no assurance that a market will develop. We have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. Even if you are able to sell your shares, the price received for any shares will likely be less than what you paid or less than your proportionate value of the net assets we own.

Additionally, although we have a share redemption plan, it is subject to conditions and limitations, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate the plan at any time. Further, we may not have sufficient liquidity to satisfy your redemption requests. For instance, when our current Offering terminates in April 2013, if we determine to not register a separate offering for shares to be issued pursuant to our distribution reinvestment plan, we do not expect to have significant funds, if any, available for redemptions. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price that you paid for your shares. We anticipate that our board of directors will begin to consider various exit strategies in 2014, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all.

Until 18 months after we have completed our Offering, which is scheduled to terminate on April 23, 2013, we expect to use the price paid to acquire a share of our common stock in our Offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock from and after 18 months after completion of our Offering, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our Offering in providing information on customer account statements as provided by National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in our annual reports an estimated per share value of our common stock, the method by which the estimated per share value of our common stock was developed and the date of the data used to develop the estimated per share value of our common stock. In addition, our Advisor will prepare annual statements of the estimated per share value of our common stock to assist fiduciaries of retirement plans subject to the annual reporting and valuation requirements of ERISA in the preparation of their reports relating to an investment in our shares. Our Advisor intends to use the most recent price paid to acquire a share of our common stock in our Offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our common stock until 18 months after we have completed our Offering, which is scheduled to terminate on April 23, 2013. Although this initial estimated per share value of our common stock will represent the most recent price at which most investors will have purchased our shares, this estimated per share value of our common stock will likely differ from the price at which a stockholder could resell his or her shares because there will be no public trading market for the shares at that time, and the estimated per share value of our common stock will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets.

When determining the estimated per share value of our common stock from and after 18 months after the completion of our Offering on April 23, 2013, our Advisor, or another firm chosen for that purpose, will estimate the per share value of our common stock based upon a number of assumptions that may not be accurate or complete, and our board of directors will approve such estimated per share value of our common stock. There is no guarantee that such estimated per share value will equal or exceed, or not be substantially less than, the per share amount paid by investors in our Offering.

Proposed changes to FINRA rules and regulations, as well as requirements of participating broker dealers, could have a material impact on when we initially publish our estimated per share value.

In March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to the NASD Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. Due to the fact that the managing dealer and participating brokers selling our common stock in our Offering are subject to FINRA rules and regulations, any significant changes to Rule 2340 or their firms’ policies could have a material impact on when we initially publish our estimated per share value on a basis other than our most recent offering price.

We and our Advisor have limited operating histories, and the prior performance of real estate investment programs sponsored by our Sponsor or CNL may not be indicative of our future results.

We and our Advisor have limited operating histories. Prior to October 8, 2010, the date our operations commenced, we had no previous performance history. You should not rely upon the past performance of other real estate investment programs sponsored by our Sponsor or CNL to predict our future results. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, our Advisor must, among other things: attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations, and respond to competition for our targeted real estate properties and other investments. There can be no assurance that our Advisor will succeed in achieving these goals.

Because we rely on affiliates of CNL for advisory, property management and managing dealer services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

CNL, through one or more of its affiliates or subsidiaries, owns and controls our Advisor and our Property Manager, as well as, one of the sub-advisors and sub-property managers. In addition, CNL, through a subsidiary, owns and controls CNL Securities Corp. (“Managing Dealer”), the managing dealer of our Offering. In the event that any of these affiliates or related parties are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

Further, our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel of our Advisor, its affiliates and related parties, each of whom would be difficult to replace. We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us or our Advisor. Although several of our executive officers and other key employees of affiliates of our Advisor have entered into employment agreements with affiliates of our Advisor, these agreements are terminable at will, and we cannot guarantee that such persons will remain employed by our Advisor or its affiliates. We do not maintain key person life insurance on any of our executive officers.

Since the commencement of our Offering in 2010, we have raised a limited amount of proceeds and have made a limited number of investments. Our Offering is scheduled to terminate on April 23, 2013, and we will not pursue another offering at this time. We anticipate that our board of directors may begin to explore strategic alternatives for possible liquidity event in 2014. Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to achieve our investment objectives.

On April 23, 2010, we commenced our Offering. During the period from the commencement of the Offering on such date through December 31, 2012, we accepted investors’ subscriptions for, and issued, approximately 6.4 million shares of our common stock, representing gross Offering proceeds of approximately $64.0 million. With the expiration of our Offering in April 2013, our Advisor intends to focus on investing any remaining proceeds from our Offering, actively managing our portfolio, improving the cost of our debt capital and seeking to reduce our other expenses. Although our board of directors is not required to recommend a liquidity event by any certain date, based on the our Offering closing on April 23, 2013, and the estimated time needed to optimize our portfolio, it is anticipated that our Advisor will explore possible strategic alternatives at this time, and our board of directors may begin considering strategic alternatives for liquidity in 2014. However, the actual date of a liquidity event may differ significantly and is at the discretion of our board of directors.

Since we have raised a limited amount of proceeds in our Offering, there has been a limited amount of proceeds available to invest in properties, which could have a material adverse effect on our results of operations, our ability to make distributions to our stockholders and our ability to meet our investment objectives. There can be no assurance that we will be able to achieve our investment objectives.

We expect to have limited capital resources and liquidity when our current Offering expires in April 2013.

Based on a number of factors, including the quality of our existing portfolio and an expectation that any follow-on offering would not substantially change the pace at which equity capital might continue to be raised, our board of directors took no action to pursue another offering at this time, allowing our current Offering to expire on April 23, 2013. With the close of our Offering, we expect our sources of capital and liquidity will be limited in the near term. Although we anticipate that our Advisor will begin to explore strategic alternatives for us, and our board of directors will begin considering such in 2014, our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all. Therefore, our sources of capital and liquidity could remain limited for the long term, which could adversely impact our results of operations, our ability to continue to pay distributions at the current rates, or at all, and our ability to meet our investment objectives.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas. Your investment in our stock is subject to greater risk to the extent that we lack a diversified portfolio of investments.

As of December 31, 2012, we have invested in nine properties, and approximately 50.8%, 29.4% and 19.8% of our annualized base rental income as of such date was generated by properties located in Texas, Florida and Germany, respectively. As a result of the concentration of our portfolio in certain geographic areas, our operating results and/or the value of our properties are likely to be impacted by economic changes affecting the real estate markets in those areas. Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations, our ability to pay distributions and the value of our portfolio.

Because we currently hold a small number of properties, we have higher fixed operating expenses as a percentage of gross income. In addition, our operating results and amounts available for distributions to stockholders are at greater risk of being affected by, and the value of your investment will vary more widely with, the performance of any one or more of the properties in our portfolio.

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

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and we do not intend to register, or have any of our subsidiaries register, as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) based upon exclusions that we believe are available to us. If we or any of our subsidiaries were obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We have engaged primarily in the business of acquiring real property; however, we are also permitted to make mortgage loans and other loans secured by interests in real estate and making other real estate-related investments. We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are not required to register as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company will be an “investment company” only if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

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

A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to avoid regulation under the Investment Company Act. To maintain compliance with the Investment Company Act, we and our wholly and majority-owned subsidiaries may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We are dependent upon net operating income from our properties and the positive impact of the Expense Support Agreement with our Advisor.

We generally anticipate that we will meet future cash needs from net operating income from our properties, and the resulting cash from operations that, during 2012, was positively impacted by an Expense Support Agreement with our Advisor. If our Advisor determines to not extend the Expense Support Agreement beyond 2013, our results from operations, cash from operations and FFO could all be negatively impacted and we could have less cash available for distributions to stockholders. In such event, our board of directors may determine to decrease distributions paid to stockholders.

We are uncertain of our sources for funding of future capital needs.

We consider capital reserves on a property-by-property basis, as we deem appropriate to pay operating expenses to the extent that the property does not generate operating cash flow to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Additionally, due to the volatility and uncertainty experienced in recent years by domestic and international financial markets (most visibly within, but not exclusive to, the “subprime” mortgage lending sector of the credit market), liquidity has tightened in financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access credit markets in order to obtain financing on reasonable terms or at all. Although we expect to use leverage with respect to our investments, there can be no guarantee that sources will be available to use. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties, or for any other reason, we have not identified any established sources for such funding other than as described above and in our existing mortgage loans. Although our Advisor has relationships with various lenders, we cannot assure you that sources of funding will be available to us for potential capital needs in the future. If our capital resources, or those of our Advisor (to the extent it advances amounts to us or on our behalf), are insufficient to support our operations, we will not achieve our investment objectives.

There can be no assurance that we will be able to achieve anticipated cash flows necessary to maintain distributions at any particular level, or that distributions, if any, will increase over time.

There are many factors that can affect the type, availability and timing of distributions to stockholders. Cash distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and other assets, current and projected cash requirements, anticipated and actual cash flow from operations, the estimated total return on our assets, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition. Because we may receive income from rents or interest at various times during our fiscal year, cash distributions declared may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as the income from investments and yields on securities of other real estate programs that we invest in, if any, as well as our operating expense levels and many other variables. Actual amounts for distribution may vary substantially from estimates. We cannot assure you that:

•	rents from our properties will remain stable or increase;

•	tenants will not default under or terminate their leases;

•	tenants with renewal options will renew their leases;

•	in the event of non-renewals of leases and/or defaults, our Property Manager will be able to obtain leases with favorable terms with new tenants;

•	securities we buy, if any, will retain or increase in value, or provide constant or increased distributions over time;

•	loans we make, if any, will be repaid or paid on time;

•	loans, if any, will generate the interest payments that we anticipate; or

•	acquisitions of real properties or other assets, will increase in value or generate or increase our cash available for distributions to stockholders.

Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to be paid on our shares.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay distributions. For instance:

•	Amounts available for distributions may be reduced if we are required to spend more than anticipated to correct defects or to make improvements to properties.

•	Amounts available to pay distributions may decrease if the assets we acquire have lower yields than anticipated.

•

Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income (excluding net capital gains) to stockholders each year, limiting the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion, and making us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and amounts available for distributions may decrease.

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

In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand or use proceeds from our Offering, which is scheduled to terminate on April 23, 2013, for capital needs and other corporate purposes. We cannot assure you that we will generate or have sufficient amounts available to make cash distributions to you, to continue paying distributions to you, at any specified level, or that cash distributions we make may not be decreased or be eliminated in the future.

We have not had sufficient GAAP net cash provided by operating activities or funds from operations, and therefore, approximately 93% of our cumulative distributions through December 31, 2012 were considered funded from the net proceeds of our Offering for GAAP purposes, and we may continue to make distributions from alternative sources. Such distributions have reduced the amounts otherwise available for investment in assets, and may negatively impact the value of your investment.

We have not had significant GAAP net cash provided by operating activities or distributable earnings since inception. As of December 31, 2012, we have had cumulative net losses of $10.8 million, resulting in cumulative negative net cash from operating activities of $2.7 million and cumulative negative FFO of $5.2 million. During the same period, our accumulated distributions totaled $4.4 million. Both net cash from operating activities and FFO were negatively impacted by acquisition fees and expenses that are expensed for GAAP purposes but funded with Offering proceeds totaling approximately $4.8 million. However, even though we have had positive GAAP net cash from operating activities for certain quarters, including the negative impact of expensing acquisition fees and expenses, the sum of such amounts was only $0.3 million and therefore, only equaled approximately 7% of our cumulative distributions . As a result, 93% of our cumulative distributions declared to our stockholders through December 31, 2012 were considered funded from the net proceeds of our Offering for GAAP purposes. Until such time as we are generating cash flow from operations or funds from operations sufficient to cover the current distribution rate, we may determine to pay lower distributions, or to fund all or a portion of our future distributions from other sources. Because we have funded cash distributions from net Offering proceeds, we have had less capital available to invest in properties and other real estate-related assets, and the book value per share of our common stock has declined. If we utilize borrowings for the purpose of funding all or a portion of our distributions, we will incur additional interest expense.

Our organizational documents permit us to make distributions from any source, including but not limited to, the proceeds of our Offering, cash resulting from a deferral or waiver of asset management fees or expense reimbursements, and borrowings, which may be unsecured or secured by our assets. We have not established any limit on the extent to which we may use such alternate sources, except that, in accordance with Maryland law and our organizational documents, generally, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business, (ii) cause our total assets to be less than the sum of our total liabilities, or (iii) jeopardize our ability to maintain our qualification as a REIT. Distributions that exceed cash flow from operations or funds from operations may not be sustainable at current levels, or at all. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time; and we can provide no assurance that we will be able to continue current distribution rates, or pay any subsequent distributions.

We have experienced losses in the past and may experience similar losses in the future.

We incurred net operating losses for the three years ended December 31, 2012. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to making investments in properties. In addition, acquisition fees and expenses funded from Offering proceeds, as well as depreciation and amortization expense, substantially reduced our income. Our operating expenses to date have been partially funded with proceeds of our Offering, which is scheduled to terminate on April 23, 2013, as well as partially deferred by our Advisor in accordance with the Expense Support Agreement (described in “Results of Operations – Expense Support Agreement”). We cannot assure you that we will be profitable in the future, that our properties will produce sufficient income to fund all of our operating expenses, or that we will maintain our current level of distributions to stockholders.

Changes in accounting pronouncements could adversely impact our or our tenants’ reported financial performance.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Specifically, FASB is currently considering changes to accounting standards for accounting for leases. Due to the fact that such standards impact how we account for our properties, as well as revenues and expenses relating to our leases, changes to the current standards could have a material impact to our financial conditions or results of operations. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could make it more difficult for us to enter into new leases or renewals on terms we find favorable and impact the distributions to stockholders.

We are subject to federal securities laws relating to our public communications. If any of our public communications are held to be in violation of such laws, we could be subject to potential liability.

From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws. In the event that one or more of our communications is claimed to have been made in violation of Section 5 of the Securities Act of 1933, as amended, we expect that we would contest such claim. Nevertheless, there is a risk that we could be subject to potential liability with respect to any such Section 5 claim, and such liability may adversely affect our operating results or financial position.

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

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor, Its Affiliates and Other Related Parties

We are subject to conflicts of interest arising out of our relationships with our Advisor , its affiliates and other related parties, including the material conflicts discussed below.

Our Advisor, Property Manager and other entities affiliated with CNL that conduct our day-to-day operations will face competing demands on their time.

We rely upon our Advisor, including its investment committee, our Property Manager and the executive officers and employees of entities affiliated with CNL, to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other real estate investment programs sponsored by CNL or our Sponsor, one of which is Global Growth Trust, Inc., and they may have other business interests as well. One of our directors, James M. Seneff, Jr., is also a director of other real estate investment programs sponsored by CNL or our Sponsor, including Global Growth Trust, Inc. We have the same executive officers in common with Global Growth Trust, Inc. Additionally, our Advisor and the advisor to Global Growth Trust, Inc. have the same managers, executive officers and investment committee members in common. We currently anticipate that our executive officers and the executive officers of our Advisor that are common to both our Advisor, and the advisor of Global Growth Trust, Inc., will, on average, devote approximately one-third of their time to our business and operations, approximately one-third of their time to the business and operations of Global Growth Trust, Inc., and the balance of their time will be devoted to other real estate programs sponsored by CNL or our Sponsor, or their affiliates. It is also intended that the managers of our Advisor (who are not also executive officers of our Advisor) and the Advisor’s representatives on its investment committee will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Our Advisor and its affiliates, including all of our executive officers and our affiliated director, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

We pay substantial fees to our Advisor (including its sub-advisors) and affiliates, the Managing Dealer of our Offering and our Property Manager. These fees could influence their advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor, its affiliates and other related parties;

•	property sales, which may entitle our Advisor to real estate commissions;

•	property acquisitions from third parties, which entitle our Advisor to investment management and asset services fees;

•	borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our Advisor;

•	refinancing debt, which may entitle our Advisor or its affiliates to receive a financing coordination fee in connection with assisting in obtaining such financing;

•

whether we seek to internalize our management functions, which could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to our Advisor or its affiliates to purchase the assets and operations of our Advisor, its affiliates and other related parties performing services for us;

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

We may internalize management functions provided by our Advisor, our Property Manager and their respective affiliates. Our board of directors may decide in the future to acquire assets and personnel from our Advisor, our Property Manager or their affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our Advisor or our Property Manager, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in our Offering and could reduce the net income per share, and funds from operations per share attributable to your investment.

In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations. We cannot reasonably estimate the amount of fees to our Advisor, Property Manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, Property Manager and other affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities.

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

The returns we earn on our real estate assets will be impacted by risks generally incident to the ownership of real estate, including:

•	changes in local conditions, including oversupply of space or reduced demand for real estate assets of the type we own;

•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•	changes in supply of, or demand for, similar or competing properties in a geographic area;

•	an inability to acquire and finance, or refinance, if applicable, properties on favorable terms;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental, land use and zoning laws;

•	vacancies or inability to rent space on favorable terms;

•	acts of God, such as earthquakes, floods and hurricanes;

•	inability to collect rents from tenants;

•	discretionary consumer spending and changing consumer tastes; and

•	periods of high interest rates and negative capital market conditions.

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our limited partners, if any, in our operating partnership or by our lenders. Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the U.S., Germany or any other countries in which we invest, as a whole or by the local economies where our properties and the properties underlying our other real estate-related investments are located, including:

•	poor economic conditions may result in defaults by tenants of our properties and borrowers under any investments in mortgage, bridge or mezzanine loans;

•	job transfers and layoffs may cause tenant vacancies to increase; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

Economic, inflation or budget deficit issues could increase capital costs or prolong the U.S. economic slowdown which could lead to increases in capitalization rates and a potential decline in the value of our investments.

Economic and real estate factors could lead to an increase in capitalization rates. If capitalization rates increase, we would anticipate declines in the pricing of assets upon sale. If we were required to sell investments in such markets, we could experience a decrease in the value of our investments.

International investments create additional risks.

We have purchased real property, and we may purchase additional real estate and other real estate-related investments outside of the United States. As of December 31, 2012, approximately 19.8% of our investments, based on purchase prices, were in assets located in The Federal Republic of Germany. Foreign investments are subject to many of the same risks as domestically located properties as well as additional risks such as:

•

governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in currency exchange rates;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

•	if our REIT status is not recognized in foreign countries, any income or gains from foreign sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes;

•	any changes in foreign tax laws might have a negative impact to us or our stockholders;

•	lack of uniform accounting standards (including availability of information prepared in accordance with generally accepted accounting principles (“GAAP”));

•	more stringent environmental laws and operational health and safety regulations or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

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

•	increased risks if we, our Advisor and its affiliates have only limited experience investing in real property or other investments in a specific country where a property is acquired; and

•	legal and logistical barriers to enforcing our contractual rights.

Adverse political, economic, social, diplomatic developments and adverse changes in laws or regulations, particularly in Germany and Europe, may adversely affect our investments and the rates of return we are able to achieve on those investments. We may make investments in countries whose governments or economies may prove unstable. Our financial results, as well as the investment opportunities available to us, may be adversely affected by uncertainties such as political economic or social instability, diplomatic developments and changes in laws or regulations in such countries, including in the areas of taxation, bankruptcy and ownership of assets located outside the United States, particularly if such developments were to occur in Germany or other parts of Europe. Actions or inaction by the governments of such countries could have a significant effect on, among other things, the local economic conditions, and could adversely affect local real estate markets.

Lack of compliance with the United States Foreign Corrupt Practices Act, or “FCPA,” could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us, which may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Continued market disruptions may adversely affect our operating results.

In recent years, the global financial markets have experienced pervasive and fundamental disruptions. A disruption in the financial markets or the financial stability of a country often results in a significant negative impact on the financial markets globally. Such disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and have resulted in and could lead to further weakening of the U.S. and German economies, as well as, and the economies of other countries in which we may invest. Our business may be affected by market and economic challenges experienced by the U.S. and German economies or real estate industry generally or by the local economic conditions in the jurisdictions in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has been significantly restricted, as a result of tightened underwriting standards. Continued declines in the financial markets may materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also negatively impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

Our operating results could be negatively impacted during periods of rising inflation or during periods of deflation.

Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the maintenance of real estate assets or to the return expected with respect to such assets. During periods of high inflation, capital tends to move to other assets, such as (historically) gold, which may adversely affect the prices at which we are able to sell our investments. There may be limited cash available for distribution from real estate assets with fixed income streams. The market value of such investments may decline in value in times of higher inflation rates. Some of our investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.

During periods of deflation, the demand for assets in which we have invested could fall, reducing the revenues generated by, and therefore the value of, such investments, resulting in reduced returns to us and our stockholders. Where the operating costs and expenses associated with any such investments do not fall by a corresponding amount, the rate of return to us and our stockholders could be further reduced. As a result, it may be more difficult for leveraged assets to meet or service their debt obligations. Periods of deflation are often characterized by a tightening of money supply and credit, which could limit the amounts available to us with which to acquire or refinance our investments, which would limit the number and size of investments that we may make and affect the rate of return to us and our stockholders. Such economic constraints could also make the real estate assets in which we invest more illiquid, preventing us from divesting such assets efficiently and so reducing the return to us and our stockholders from such investments.

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

Further, with respect to our retail properties, we may enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payment of common area operating expenses and property taxes or cancel its lease.

We may be unable to renew leases or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distributions and our ability to satisfy our debt service obligations.

Because we compete with a number of real estate operators in connection with the leasing of our properties, the possibility exists that one or more of our tenants will extend or renew its lease with us when the lease term expires on terms that are less favorable to us than the terms of the then-expiring lease, or that such tenant or tenants will not renew at all. Because we depend, on rental payments from our tenants, if one or more tenants renews its lease on terms less favorable to us, does not renew its lease or we do not re-lease a significant portion of the space made available, our financial condition, results of operations, cash flow, cash available for distributions and ability to satisfy our debt service obligations could be materially adversely affected.

We rely significantly on three tenants and, therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2012, approximately 77% of our annualized rental income for 2013 is expected to be derived from three tenants. Therefore, the financial failure of one or more of these significant tenants will have a material adverse effect on our results of operations and our financial condition until such time as we are able to lease such property to a new tenant. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a significant tenant’s financial condition may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

Certain of our retail properties depend on anchor tenants to attract shoppers, and could be adversely affected by the loss of a key anchor tenant.

We have acquired properties that include retail space. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Our retail properties have one or more tenants, each of whom occupies a significant portion of the property’s leasable space (commonly referred to as an anchor tenant). If any one of these anchor tenants defaults on its lease, this may reduce the property’s income and overall value. Additionally, anchor tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by an anchor tenant or other tenants, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Increasing vacancy rates for certain classes of real estate assets resulting from disruptions in the financial markets and deteriorating economic conditions in recent years could adversely affect the value of assets we acquire in such classes.

We depend upon tenants for a majority of our revenue from real property investments. Disruptions in the financial markets and deteriorating economic conditions in recent years have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including office and retail properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Business failures and downsizings have led to reduced demand for office space and reduced consumer demand for retail products and services, has led to retail business failures or downsizings and reducing demand for retail space. Reduced demand for commercial properties such as retail and office space could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate we have acquired and such real estate could experience higher levels of vacancy than we anticipated at the time of our acquisition of such real estate. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

The nature of the activities at certain properties we own or may acquire will expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that may be uninsurable or not economical to insure, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally require property owners to purchase specific coverage insuring against terrorism as a condition for providing mortgage, bridge or mezzanine loans. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot assure you that we will be able to fund any uninsured losses.

We compete with third parties that may be better capitalized than we are.

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

Certain types of the properties we have acquired, including office, retail and industrial properties, do not have significant barriers to entry. Consequently, the development of new office, retail and industrial properties could outpace demand. Increased competition for tenants for these types of properties also could require a property to undertake unbudgeted capital improvements or to lower its rental rates in order to obtain or retain tenants.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

The experience of the management of our Advisor or its sub-advisors in existing markets in owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability of our Advisor or sub-advisors to accurately evaluate local market conditions, identify appropriate acquisition opportunities or hire and retain key personnel. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

Our properties will generally be subject to the Americans with Disabilities Act of 1990, as amended (or “Disabilities Act”), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. In addition, with respect to any apartment properties located in the United States, we also must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to disabled residents and visitors.

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

There are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Our foreign investments are subject to similar laws in the jurisdictions where they are located. Complying, or failure to comply, with these laws or regulations could increase the cost of acquiring or operating properties.

Further, there can be no assurance that new applications of laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on the properties we own, which could result in us incurring added costs to comply or maintain licenses and permits.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited.

Equity real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may determine to not distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•	repay debt;

•	fund distributions;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our other properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of time, generally two years.

Financing Related Risks

Mortgage indebtedness and other borrowings will increase our business risks.

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing collateralized by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments, fund capital improvements, to pay distributions to our stockholders, or for other corporate purposes. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Although our articles of incorporation impose limits on our total indebtedness, there is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. Further, we may exceed the limits set forth in our articles if approved by a majority of our independent directors.

In addition to the limitations in our articles of incorporation, our board of directors has adopted a policy to generally limit our aggregate borrowings to not exceed approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interest. Our policy limitation, however, will not apply to individual real estate assets and will only apply once we have ceased raising capital and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of a real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

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

We may not be able to continue to obtain financing for investments on terms and conditions acceptable to us, if at all. Domestic and international financial markets have, in recent years, experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets, if any, will be significantly impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, the return on the properties we purchase likely will be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracted at the time of our purchases, or the number of parties seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we paid for our investments.

Rising interest rates negatively affect our ability to acquire properties, pay existing debt obligations and refinance our properties.

We may be unable to refinance or sell properties collateralized by debt that is maturing on acceptable terms and conditions, if at all. This risk may be greater in the case of interest-only loans or balloon payment loans where no or little payments on the principal amount of the loan have been made. If interest rates are higher at the time we intend to refinance, we may not be able to refinance the properties at reasonable rates and our net income could be reduced. In addition, we may incur indebtedness that bears interest at a variable rate. Increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. Increased interest rates either on refinancing of properties or on variable rate loans could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

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

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will have additional REIT tax compliance requirements and we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may be unable to manage these risks effectively.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to pay distributions to you.

We elected to be treated as a REIT in connection with the filing of our tax return for the taxable year ended December 31, 2010. We believe that, commencing with such year, we have been organized, have operated, and are continuing to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. However, our qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, and through actual operating results, requirements regarding composition of our assets, and other tests imposed by the Code. Qualification as a REIT is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

If we fail to qualify as a REIT for any taxable year, (i) we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income for that year at regular corporate rates, (ii) unless entitled to relief under relevant statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status, and (iii) we will not be allowed a deduction for distributions made to stockholders in computing our taxable income. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability, and we would no longer be required to pay any particular amount of distributions to stockholders. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through TRSs, each of which would diminish the return to our stockholders.

The sale of one or more of our properties may be considered prohibited transactions under the Code. Any “inventory-like” sales would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all taxable gain we derive from such sale would be subject to a 100% penalty federal tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty federal tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year. Given our investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to mitigate the 100% penalty federal tax if we acquired the property through a taxable REIT subsidiary (a “TRS”), or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors. In cases where a property disposition does not satisfy the safe harbor rules, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax and thereby reducing the amount of cash available for investment by us or distribution to stockholders.

If a property is acquired by or subsequently transferred to a TRS, the taxable income, including gain, will be subject to federal corporate tax, and potentially state and local income taxes. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction.

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

You may have current tax liability on cash distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares you acquired through participation in our distribution reinvestment plan are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

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

As a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have gain from a “prohibited transaction,” such gain will be subject to the 100% penalty federal tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets.

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of cash distributions payable to you will be reduced.

We have and may continue to acquire real property or other real estate-related assets located outside the United States and may invest in stock or other securities of entities owning real property or other real estate-related assets located outside the United States. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, trade taxes, value-added taxes, stamp taxes, real property conveyance taxes, withholding taxes and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, we and you will not be eligible to claim a foreign tax credit on our and your U.S. federal income tax returns to offset the income taxes with the taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the United States. Any organizational costs and reporting requirements will increase our administrative expenses. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

We could be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

As of December 31, 2012, approximately 19.8% of our investments, based on purchase prices, are in real estate located outside of the United States. Such investments are structured, and we anticipate that future foreign investments, if any, will be structured to minimize non-U.S. taxes. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by any inherent or expected tax in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively affecting the return on the investment.

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

Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income (excluding net capital gains) to its stockholders. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes, but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items which actually have been paid, or some of our deductions might be subject to certain disallowance rules under the Code. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirements applicable to a REIT.

Despite our REIT status, we remain subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred.

Even if we remain qualified as a REIT, we are subject to some federal, foreign and state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income and franchise taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT. Foreclosure property includes property with respect to which we acquire ownership by reason of a borrower’s default on a loan or possession by reason of a tenant’s default on a lease. We may elect to treat certain qualifying property as “foreclosure property,” in which case, the income from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, we must satisfy additional requirements, including that we operate the property through an independent contractor after a short grace period. We will be subject to tax on our net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income. Any such tax incurred will reduce the amount of cash available for distribution.

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

Our stockholders do not have preemptive rights.

Our stockholders do not have preemptive rights to any shares we may issue in the future. We may issue, without stockholder approval, one or more classes of preferred stock or additional shares of common stock; provided, however, that the issuance of preferred stock must be approved by a majority of our independent directors who do not have an interest in the transaction. These issuances may reduce the value of the shares purchased by investors in our Offering. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Payment of any distribution preferences of outstanding preferred stock we issue would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders which may reduce the amount available to common stockholders. In addition, under certain circumstances, the issuance of preferred stock or additional shares of common stock may render more difficult or tend to discourage:

•	a merger, offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; or

•	the removal of incumbent management, including our Advisor and Property Manager.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES :

As of December 31, 2012, we had invested in nine real estate investment properties through wholly owned subsidiaries. The following table sets forth details about each of our properties:

Property Name and Location	Type	Date Acquired (1)	Contract Purchase Price (2) (in millions)		Encumbrances (in millions)		Leasable Square Feet	Effective Monthly Rent per Square Foot (3)		% Leased	Major Tenant	Lease Expiration (Renewal Options)
Austin Property Pflugerville, Texas	Light Industrial Building	06/08/11	$4.5		$0.8		51,189	$0.69		100%	FedEx Ground Package System, Inc.	4/15/2016 (with 5-year renewal option)
Heritage Commons III Fort Worth, Texas	Office Building	06/28/11	$18.8		$12.0		119,001	$1.53		100%	DynCorp International LLC	12/31/2018 (with two 5-year renewal options)
Heritage Commons IV Fort Worth, Texas	Office Building	10/27/11	$31.0		$24.1	(11)	164,333	$1.74		100%	Mercedes-Benz Financial Services USA, LLC	9/30/2018 (with two 5-year renewal options)
Giessen Retail Center Giessen, Federal Republic of Germany (“Germany”)	Value Retail Center	03/08/12	$5.2	(5)	$2.9	(4)	34,704	$1.22	(4)	100%	(6)	2017-2019 (with 3- to 5-year renewal options)
Worms Retail Center Worms, Germany	Value Retail Center	09/27/12	$5.8	(5)	$3.7	(4)	41,944	$1.18	(4)	100%	(7)	2016-2019 (with 2- to 5-year renewal options)
Gütersloh Retail Center Gütersloh, Germany	Value Retail Center	09/27/12	$3.6	(5)	$2.3	(4)	19,375	$1.53	(4)	100%	(8)	5/13/2022 (with five 3-year renewal options)
Jacksonville Property Jacksonville, Florida	Industrial Distribution Facility	10/12/12	$42.5		$26.6		817,680	$0.36		100%	Samsonite, LLC	2/28/2018 (with two 5-year renewal options)
Bremerhaven Retail Center Bremerhaven, Germany	Value Retail Center	11/30/12	$3.8	(5)	$2.2	(4)	33,121	$0.94	(4)	92%	(9)	2016-2022 (with 3- to 5-year renewal options)
Hannover Retail Center Hannover, Germany	Value Retail Center	12/21/12	$5.4	(5)	$3.3	(4)	26,855	$1.61	(4)	100%	(10)	2015-2022 (with 3- to 5-year renewal options)

			$120.6		$77.9		1,308,202

FOOTNOTES:

(1)

The date reflected for international acquisitions is the date funds were wired to the seller to close the transaction. Depending on the timing of the wire and the time zone in the jurisdiction of the location of the property, the actual transfer of title may occur on the funding date or the next business day (U.S. time).

(2)	Purchase price excludes closing costs and acquisition fees and expenses, including the investment services fees payable to our Advisor.
(3)

Represents the base rent in effect as of December 31, 2012 including the impact of rent abatements, concessions or rent credits, divided by available square footage for the respective property. Excludes tenant reimbursements, straight-line rent adjustments and amortization of above-market leases.

(4)	Amounts converted from Euros to U.S. dollars at an exchange rate of $1.32 per Euro, the exchange rate as of December 31, 2012.

(5)	Amounts converted from Euros to U.S. dollars at exchange rates applicable on the dates of acquisition.
(6)	The property is leased to six tenants, each of which occupies greater than 10% of the available space. It is anchored by a drugstore and surrounded by five other complimentary value retail operations.
(7)	The property is anchored by a popular value grocer, LIDL, with five other tenants with complimentary retail activities. Of the six tenants, all but one leases at least 10% of the rentable space.
(8)	The property is 100% leased to a single grocer.
(9)	The property is 92% leased, with the largest tenant being LIDL and two other tenants in complementary activities. Each of the three tenants represents greater than 10% of the available space.
(10)

The largest tenant is LIDL, which leases space at the properties located in Worms and Bremerhaven, Germany. There are three other tenants with complimentary retail activities. Three of the four tenants have leased at least 10% of the available space.

(11)

The amount includes $4 million of a mezzanine loan (the “Mezz Loan”) that is collateralized by our operating partnership’s membership interest in the borrower, a wholly owned subsidiary of our operating partnership. Our operating partnership has guaranteed certain of the borrower’s obligations under the Mezz Loan agreements. Subsequent to December 31, 2012, we repaid the entire balance of our Mezz Loan.

Leases

As of December 31, 2012, our real estate portfolio was 99.8% leased, with a weighted average remaining lease term of 6.3 years. Each lease in place as of December 31, 2012 was assumed by us in conjunction with the acquisition of the applicable property. Generally, the leases are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. In addition, the tenants are generally responsible for the payment of some, and in two cases substantially all, of the operating expenses of the property. Each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to ten years).

The following table presents the future minimum lease rental payments due to us for each of the next five years and thereafter, in aggregate, under non-cancelable leases as of December 31, 2012:

2013	$11,967,790
2014	12,703,778
2015	12,732,175
2016	12,357,311
2017	12,086,120
Thereafter	10,665,898

$72,513,072

The following table lists, on an aggregate basis, scheduled lease expirations for each year ending December 31, 2013 through December 31, 2022 for our properties owned as of December 31, 2012. The table shows the annualized base rent and percentage of annualized base rent represented by the leases at their expiration dates.

Year of Expiration (1)	Number of Leases	Square Feet	% of Total Leased Area	Base Annual Rental Income of Expiring Leases (2)(3)	% of Annual Rents
2013	—	—	—	$—	—
2014	—	—	—	—	—
2015	1	531	0.1%	42,787	0.3%
2016	7	87,780	6.7%	868,794	6.6%
2017	5	28,027	2.1%	380,277	2.9%
2018	4	1,105,438	84.7%	10,414,275	79.5%
2019	2	22,916	1.8%	317,830	2.4%
2020	2	21,566	1.6%	406,297	3.1%
2021	—	—	—	—	—
2022	3	39,278	3.0%	679,504	5.2%

Total	24	1,305,536	100.0%	$13,109,764	100.0%

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)

Represents the base rent, excluding tenant reimbursements, in the final month prior to expiration multiplied times 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(3)

Leases relating to our properties in Germany are payable in Euros, however, for purposes of this table, amounts are presented using an exchange rate of $1.32 per Euro, the exchange rate as of December 31, 2012.

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

As of December 31, 2012, the public offering price per share of our common stock was $10.00 ($9.50 per share through our distribution reinvestment plan). We determined the price per share based upon the price we believed investors would pay for the shares and certain other considerations.

In order to assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that have participated in our Offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that, as of December 31, 2012, we were conducting an initial public offering of our shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the offering price for shares of our common stock offered in the current Offering has not been based on appraisals for any assets we currently own or may own. Therefore, the current Offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share.

For so long as we are offering shares of our common stock in our Offering or a subsequent offering, we intend to use the most recent offering price as the estimated per share value. We will continue to use the most recent offering price as the estimated per share value until 18 months following the date on which the most recently completed offering has expired or been terminated. Following such 18-month period, the estimated per share value will be based upon a valuation. Such valuation may be performed by our management or a person independent of us and of the Advisor or a combination of both. Such valuation may be based upon a number of assumptions that may prove to be inaccurate or incomplete. See Item 1A. “Risk Factors – Company Related Risks. Until 18 months after we have completed our offering stage, which is scheduled to terminate on April 23, 2013, we expect to use the price paid to acquire a share of our common stock in our Offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock from and after 18 months after completion of our Offering, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.”

Through December 31, 2012, we had raised approximately $64.0 million (6.4 million shares), including approximately $1.4 million (0.1 million shares) through our distribution reinvestment plan, pursuant to our Offering. In addition, during the period January 1, 2013 through March 12, 2013, we received additional subscription proceeds of approximately $10.4 million (1 million shares) from our Offering, including approximately $0.4 million (0.04 million shares) from our distribution reinvestment plan. As of March 12, 2013, we had 1,778 common stockholders of record.

Recent Sales of Unregistered Securities

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

The following table presents total cash distributions declared and issued, including distributions reinvested in additional shares through our distribution reinvestment plan (“DRP”), net cash provided by (used in) operating activities, and FFO for each quarter in the years ended December 31, 2012 and 2011:

	Distributions Paid (1)
	Distributions Declared Daily Per Share	Total Cash Distributions Declared (2)	Cash	Reinvested via DRP	Net Cash Provided By (Used In) Operating Activities (3)	FFO (4)
2012 Quarters
First	$0.0017808	$565,867	$382,565	$183,302	$(447,482)	$(704,172)
Second	0.0017808	741,419	493,213	248,206	142,943	25,158
Third	0.0017808	894,148	582,049	312,099	142,035	(442,171)
Fourth	0.0017808	998,143	649,555	348,588	(783,432)	(648,722)

Total		$3,199,577	$2,107,382	$1,092,195	$(945,936)	$(1,769,907)

2011 Quarters
First	$0.0017808	$164,200	$122,391	$41,809	$(541,404)	$(269,434)
Second	0.0017808	237,352	168,282	69,070	(655,078)	(1,058,569)
Third	0.0017808	325,148	218,548	106,600	(43,172)	(264,931)
Fourth	0.0017808	407,437	266,494	140,943	(417,678)	(953,408)

Total		$1,134,137	$775,715	$358,422	$(1,657,332)	$(2,546,342)

FOOTNOTES:

(1)

Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan, including amounts paid and shares issued subsequent to the period reported.

(2)

Two quarters during the year ended December 31, 2012, generated positive net cash provided by operating activities for GAAP purposes totaling approximately $0.3 million. Due to the fact that distributions declared exceeded GAAP net cash provided by operating activities for these periods, as well as, the two other quarters in 2012, approximately 91% of distributions declared to stockholders for the year ended December 31, 2012 were considered funded with proceeds from our Offering for GAAP purposes. See Footnote 3 below for additional information on the calculation of net cash provided by (used in) operations. In 2012, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes. For the year ended December 31, 2011, 100% of the distributions paid to stockholders were funded with Offering proceeds and were considered a return of capital for federal income tax purposes. Because we fund certain amounts from Offering proceeds that are deductions in calculating GAAP net cash from operating activities, such as acquisition fees and expenses, we have calculated the amount of Offering proceeds used to fund distributions after taking these items into account in the presentation of the use of proceeds from our Offering in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities.”

(3)

Net cash provided by (used in) operating activities agrees with the consolidated statements of cash flows in our consolidated financial statements. Such amount generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in an earlier period. Further, net cash provided by (used in) operating activities for the years ended December 31, 2012 and 2011, includes deductions for acquisition fees and expenses of approximately $3.2 million and $1.6 million, respectively, included in net loss but are non-recurring and we consider to be funded from Offering proceeds. In addition to net cash provided by (used in) operating activities, the board of directors considers other factors in determining distributions including expected and actual funds from operations and modified funds from operations, as well as other factors.

(4)	See reconciliation of funds from operations in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations.”

For federal tax purposes, generally, distributions up to the amount of our current or accumulated earnings and profits will be taxable to the recipient stockholders as ordinary income. Since inception, we have not had current or accumulated earnings and profits; therefore, distributions through December 31, 2012 have been treated as a return of capital for federal tax purposes.

For GAAP purposes, our cumulative net losses and accumulated distributions as of December 31, 2012 were approximately $10.8 million and $4.4 million, respectively. Our net losses and distributions were approximately $6.2 million and $3.2 million, respectively, for the year ended December 31, 2012, and $3.6 million and $1.1 million, respectively, for the year ended December 31, 2011.

We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period. See Item 1. “Business — Distribution Policy” and Item 1A. “Risk Factors — Company Related Risks. There can be no assurance that we will be able to achieve anticipated cash flows necessary to maintain distributions at any particular level, or that distributions, if any, will increase over time.”

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC, and the Offering commenced and is ongoing.

Our Offering had an initial termination date of April 23, 2012. Our board of directors has extended the Offering to April 23, 2013. In January 2013, our board of directors determined not to pursue another offering at this time; therefore, our Offering will close no later than April 23, 2013.

We have used and intend to continue to use the net proceeds of our Offering primarily to invest in a portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering and borrowings were as follows as of December 31, 2012:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000
Shares sold(1)	6,416,222

Aggregate offering price of amount sold	$64,018,723
Offering expenses(3)	(9,355,657)	$(6,167,904)	$(3,187,753)

Net offering proceeds to the issuer after deducting Offering expenses	54,663,066
Proceeds from borrowings, net of loan costs	54,263,262

Total net offering proceeds and borrowings	108,926,328
Purchases of and additions to real estate assets	(93,698,885)		(93,698,885)
Payment of acquisition fees and expenses (4)	(4,805,518)	(2,226,784)	(2,578,734)
Distributions to stockholders (4) (5)	(3,072,662)	(32,331)	(3,040,331)
Principal payments of debt (5)	(4,201,951)		(4,201,951)
Payment of operating expenses (4) (5)	(846,794)	(608,528)	(238,266)
Redemptions of shares	(263,398)		(263,398)

Unused Offering proceeds	$2,037,120

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)

For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.

(3)

Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by our Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) and amounts deferred under the Expense Support Agreement as described in “Related Party Arrangements” in the accompanying consolidated financial statements.

(4)

We fund acquisition fees and expenses, including investment services fees, from net proceeds of our Offering. However, for GAAP purposes, such amounts are treated as an expense in calculating our net income (loss) and as a deduction in calculating our net cash provided by (used in) operating activities. For GAAP purposes, we are required to report distributions in excess of net cash provided by operating activities as funded from other sources (i.e., Offering proceeds), regardless of whether amounts included in the calculation of net cash provided by operating activities were funded from other sources. Offering proceeds used to fund distributions to stockholders, as presented in the table above, represents amounts we consider used for such purposes, after taking into account items such as acquisition fees and expenses being paid from Offering proceeds.

(5)

Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of December 31, 2012.

Subsequent to December 31, 2012, we used a portion of the remaining Offering proceeds as of December 31, 2012, as well as additional proceeds received from our Offering subsequent to December 31, 2012, to repay the outstanding balances of $0.8 million on our Credit Facility and $4.0 million on the Mezzanine Loan we obtained in connection with the acquisition of Heritage Commons IV. We currently intend to use the remaining net proceeds received from our Offering subsequent to December 31, 2012, after the payment of offering expenses, to establish a working capital reserve, and, to extent we receive sufficient amounts prior to the close of our Offering, to invest in an additional real estate asset. We have paid, and until such time as we have sufficient operating cash flows from our assets and to the extent available, we expect to continue to pay distributions, debt service and operating expenses from net proceeds from our Offering.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan

We have adopted a share redemption plan that allows a stockholder who hold shares for at least one year to request that we redeem up to 100% of its shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

if we elect to redeem shares, some or all of the proceeds from the sale of shares, if any, under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of our common stock outstanding during a 12-month period may be redeemed during such 12-month period; and

•

redemption pricing ranging from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years or have exigent circumstances such as death or disability.

During the year ended December 31, 2012, we received requests from 11 stockholders for the redemption of an aggregate of 32,064 shares of common stock, all of which were approved for redemption at an average price of $9.69 per share or approximately $0.3 million, of which $0.05 million was paid in January 2013. Such redemptions were funded with proceeds from our Offering, including amounts received through our distribution reinvestment plan. For the years ended December 31, 2011 and 2010, we did not receive any requests eligible for redemption under our redemption plan.

Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in our best interest or the best interest of the stockholders. In the event our board of directors determines not to continue the distribution reinvestment plan after the expiration of our Offering in April 2013, we anticipate having limited, if any funds available to fund redemption requests.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between October 1, 2012 and December 31, 2012 (in thousands except per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1, 2012 through October 31, 2012	2,721	$9.59	2,721	173,463
November 1, 2012 through November 30, 2012	—	—	—	194,619
December 1, 2012 through December 31, 2012	5,050	9.25	5,050	204,454	(1)

Total	7,771		7,771

FOOTNOTE:

(1)

This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above. However, we are not obligated to redeem such amounts and this does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use the full amount of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any month to redeem shares presented for redemption during such month. In addition, at our discretion, we may use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions but which is unused may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and reinvestment proceeds that would otherwise be available for redemptions. Our board of directors determined there were no unused amounts of Offering proceeds as of December 31, 2012 available to be carried over to the quarter ending March 31, 2013 for these purposes.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for Global Income Trust, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2012	2011	2010(¹)	2009 (¹)
Operating Data:
Revenues	$9,052,791	$2,468,101	$—	$—
Operating loss	(3,034,955)	(2,624,156)	(928,951)	—
Net loss	(6,234,588)	(3,635,477)	(928,951)	—
Net loss per share (basic and diluted)	(1.27)	(2.08)	(1.78)	—
Weighted average number of shares outstanding (basic and diluted)(1)	4,908,673	1,744,849	520,975	—
Distributions declared(2)	3,199,577	1,134,137	83,379	—
Distributions declared per share(2)	0.65	0.65	0.16	—
Net cash used in operating activities	(945,936)	(1,657,332)	(62,517)	—
Net cash used in investing activities	(40,357,200)	(54,859,312)	—	—
Net cash provided by financing activities	37,892,489	54,813,083	6,994,805	—
Other Data:
Funds from operations (“FFO”) (3)	(1,769,907)	(2,546,342)	(928,951)	—
FFO per share	(0.36)	(1.46)	(1.78)	—
Modified funds from operations (“MFFO”) (3)	1,147,866	(993,485)	(928,951)	—
MFFO per share	0.23	(0.57)	(1.78)	—
Properties owned at the end of year	9	3	—	—

	As of December 31,
	2012	2011	2010	2009
Balance Sheet Data:
Real estate investment properties, net	$90,241,221	$39,491,392	$—	$—
Lease intangibles	24,911,906	13,697,749	—	—
Cash and cash equivalents	2,037,120	5,429,114	7,132,675	200,387
Total assets	121,250,852	60,561,490	7,211,670	200,387
Mortgage notes and other debt obligations	77,918,567	39,538,879	—	—
Total liabilities	81,811,077	41,841,967	1,064,820	387
Stockholders’ equity	39,439,775	18,719,523	6,146,850	200,000

FOOTNOTES:

(1)

Significant operations commenced on October 8, 2010 when we received the minimum offering proceeds and the funds were released from escrow. The results of operations for the year ended December 31, 2010 include only organizational costs incurred on our behalf by our Advisor, and general and administrative expenses. Weighted average number of shares outstanding is presented for the period we were operational.

(2)

Distributions are declared by the board of directors and generally are based on various factors, including actual and future expected net cash from operations, FFO and our overall financial condition, among others. For the year ended December 31, 2012, 91% of distributions declared were considered funded with proceeds from our Offering for GAAP purposes. For the years ended December 31, 2011 and 2010, 100% of the distributions were made from offering proceeds. For the years ended December 31, 2012, 2011 and 2010, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information on distributions declared for the years ended December 31, 2012 and 2011.
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

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association (“IPA”), an industry trade group, Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, and the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for various items, as applicable, included in the determination of GAAP net income or loss including: acquisition fees and expenses; amounts relating to deferred rent receivables (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues) and amortization of above- and below-market leases.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31:

	2012	2011	2010
Net loss	$(6,234,588)	$(3,635,477)	$(928,951)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	4,464,681	1,089,135	—

FFO	(1,769,907)	(2,546,342)	(928,951)
Acquisition fees and expenses(1)	3,206,690	1,598,828	—
Amortization of above/below market lease intangible assets(2)	123,889	21,724	—
Straight-line rent adjustments(3)	(412,806)	(67,695)	—

MFFO	$1,147,866	$(993,485)	$(928,951)

Weighted average number of shares of common stock outstanding (basic and diluted)	4,908,673	1,744,849	520,975

Net loss per share (basic and diluted)	$(1.27)	$(2.08)	$(1.78)

FFO per share (basic and diluted)	$(0.36)	$(1.46)	$(1.78)

MFFO per share (basic and diluted)	$0.23	$(0.57)	$(1.78)

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

Our Advisor and Property Manager

Our advisor is CNL Global Income Advisors, LLC (the “Advisor”) and our property manager is CNL Global Income Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC, our sponsor (the “Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc., or “CNL,” which is a leading private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. Affiliates of CNL, Macquarie Infrastructure and Real Assets Inc. (“MIRA”) and MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”) serve as sub-advisors and as sub-property managers. MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

Our Common Stock Offering

In April 2010, we commenced our initial public offering of up to $1.5 billion of shares of common stock, the net proceeds of which would be used primarily to fund our acquisitions of real estate and real estate-related assets. We commenced operations on October 8, 2010, when the minimum required offering proceeds were received and funds were released to us from escrow. As of March 12, 2013, we have received aggregate gross proceeds of approximately $74.4 million (7.4 million shares) from our Offering, including approximately $1.8 million (0.2 million shares) from our distribution reinvestment plan. Our board of directors has determined not to pursue another equity offering at this time; therefore, our Offering will close no later than April 23, 2013.

Our Real Estate Portfolio

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. During 2011, we acquired our first three properties: a distribution center outside of Austin, Texas and two office buildings in Fort Worth, Texas. During 2012, we completed the purchase of five value-retail centers across Germany, as well as, an acquisition of a distribution center in Jacksonville, Florida.

As of December 31, 2012, we owned nine properties, with approximately 1.3 million square feet of leasable space and our portfolio was 99.8% leased with a weighted average remaining lease term of 6.3 years. Our leases generally include terms whereby, in addition to payments of base rent with periodic escalations, tenants are responsible for some, and in two cases substantially all, of the operating expenses of the property. Our tenants include FedEx, Mercedes Benz and Samsonite, as well as, well-known value retailers in Germany, among others.

We have focused on assets that we believe will provide a steady income stream. In evaluating investment opportunities, we considered relevant real property and financial factors in selecting properties, including the condition and location of the property, its income-producing capacity and its prospects for appreciation. In considering a property’s income-producing capacity, we evaluated a variety of criteria, including cap rates. A cap rate is a ratio used to estimate the value of income producing properties. Generally, a cap rate is computed by taking the net operating income (meaning, rental income less property operating expenses and property management fees) and dividing it by either the sales price or fair market value of the property. While cap rates have been pushed down in major urban areas, we have made investments in select suburban markets that we believe offer investors attractive risk-adjusted returns. Our initial focus on U.S. properties was based on the relative ease with which we could conduct due diligence and acquire assets of relatively small dollar investments and the demographics of the markets we selected. In addition to sound property-level attributes, we carefully reviewed relevant demographic and economic factors that we expect to affect each property location.

Internationally, we focused on the stronger economies in Europe. While the European debt crisis continued to evolve, it also created potential income acquisition opportunities in key markets in the more stable countries. Through our sub-advisor, MGPA Advisory, we targeted properties in Germany, a region where MGPA Advisory has local offices. In particular, we saw positive investment characteristics in German value retail. We favor German value retail because it tends to be more resistant to economic decline.

Debt Financing

In connection with our acquisitions, we sought to strategically leverage our real properties and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. We, through subsidiaries of our operating partnership that were formed to make our investments, generally have borrowed, on a non-recourse basis, amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on an investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company’s assets, outside of the assets of the borrower, or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries act as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation.

Operating Performance

With the upcoming completion of our offering and acquisition phases, our focus will shift to operations, including the operating performance of our portfolio. As we look for ways to increase our cash flows and build value, we expect to look for operating efficiencies to reduce general and administrative expenses and value creation opportunities relating to our properties, such as, seeking lease extensions with tenants in advance of renewal option periods.

Due to the nature of our leases whereby the tenants are responsible for a portion, or in two cases, substantially all, of our property operating expenses, we expect the operating cash flows from our properties to increase over time as scheduled rent increases become due on certain properties. The weighted average remaining lease term on our properties is 6.3 years and less than 10% of our annualized base rents are set to expire prior to 2018; therefore, we do not expect any significant lease turnover in the near term.

We expect positive increases in our net cash from operations and FFO in 2013 with the completion of our acquisition phase, since acquisition fees and expenses negatively impacted these financial measures even though they were funded with capital proceeds, and as our properties are leased for the full period.

Distributions

We continue to focus on providing stockholders with attractive and stable cash distributions. To date, our distributions have been funded primarily with Offering proceeds. With the completion of our acquisition phase and as a result of the Expense Support Agreement, described in “Results of Operations – Expense Support Agreement,” in place, we expect cash from operations and FFO to increase sufficiently to fund substantially all of our distributions at the current rate by the latter half of 2013. If our Advisor determines not to extend the Expense Support Agreement beyond 2013 and we do not have sufficient cash available for distributions, we may have to amend our current distribution policy.

Exit Strategy

Although the board of directors is not required to recommend a liquidity event by any certain date, based on the closing of our Offering in April 2013, no immediate plans to raise capital through other sources and the estimated time needed to optimize our portfolio, our Advisor intends to begin to explore possible strategic alternatives towards the end of 2013 and throughout 2014 and we expect that our board or directors may begin considering strategic alternatives for liquidity in 2014. Possible strategic alternatives for liquidity may include the sale of either our Company or our assets, potential merger opportunities, or the listing of our common shares on a national securities exchange. The actual date of our liquidation event may differ significantly and is at the discretion of the board of directors.

Liquidity and Capital Resources

General

For the past three years, we have been in our offering and acquisition phase and, therefore, our primary sources of capital have been proceeds from our Offering and debt financing.

To date, our principal demands for funds have been for:

•	the acquisition of real estate and real estate-related assets,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Equity and Debt Capital

As of December 31, 2012, we had received net offering proceeds of approximately $54.6 million and financing proceeds, net of loan costs, of approximately $54.3 million. These amounts were used primarily to fund the acquisition of nine properties and related acquisition fees and expenses totaling approximately $98.5 million. In addition, in connection with the acquisition of one of our properties, we assumed an existing mortgage of approximately $26.7 million. The remaining net proceeds received were used primarily to fund approximately $3.1 million of distributions in excess of our operating cash, to pay approximately $4.2 million in principal payments relating to our debt, approximately $0.3 million for redemptions of our common stock under our share redemption plan and approximately $0.8 million to fund operating expenses. The remaining proceeds available as of December 31, 2012, as well as any additional net proceeds received from the Offering prior to the close, have been or are expected to be used primarily to repay the outstanding balances of $0.8 million on our revolving line of credit (“Credit Facility”) and $4.0 million on our mezzanine loan obtained in connection with the acquisition of the Heritage Commons IV property, and based on the amount of available funds, to make additional acquisitions of real estate or real estate related assets and to establish a reserve for future working capital and other needs.

During 2012, 2011 and 2010, we incurred stock issuance and offering costs equal to 15% of the aggregate gross offering proceeds. In addition, our Advisor incurred approximately $6.3 million of additional costs in connection with the Offering (exceeding the 15% limitation) on our behalf as of December 31, 2012. These costs will be recognized and reimbursed by us to the extent we raise additional offering proceeds and the costs are within the 15% limitation. Although our board of directors could determine to pursue an additional equity offering in the future and that certain costs previously incurred benefit such offering, generally, the costs incurred in excess of the 15% limitation will remain the responsibility of our Advisor following the close of our Offering in April 2013. As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains); therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. With the close of our Offering, we do not expect to access equity capital markets in the near term and, therefore, will have limit capital to make acquisitions in the near term. Although we anticipate that our board of directors will begin to consider strategic alternatives in 2014 for providing liquidity to investors, which could include listing our shares on a national exchange and/or accessing equity capital markets, there is no guarantee we will do so.

Borrowings

The following table provides details of our indebtedness as of December 31, 2012:

Property and Related Loan	Outstanding Principal Balance (in millions)	Interest Rate	Payment Terms	Maturity Date (1)	% of Total Debt
Heritage Commons III; mortgage loan (2)	$12.0	4.7% per annum	$70,338 monthly principal and interest payments based on a 25-year amortization	7/1/2016	15.4%
Heritage Commons IV; mortgage loan(2)	20.1	6.018% per annum	$132,307 monthly principal and interest payments based on a 25-year amortization	11/1/2016	25.8%
Heritage Commons IV, mezzanine loan(3)	4.0	11% per annum	$36,667 monthly interest only payment	11/1/2016	5.1%
Austin Property; draw on Credit Facility; secured by deed of trust (4)	0.8	Variable, LIBOR plus 2.75% or 3.25%, or lenders prime rate plus 0.25% or 0.75%, depending on certain factors	Monthly interest only payments	3/24/2013	1.1%
Giessen Retail Center(5)	2.9	3.7% per annum, subject to renegotiation after 10 years	$8,954 monthly interest only payments until March 8, 2017, then $21,054 monthly principal and interest payments through maturity date(5)	3/8/2032	3.7%
Worms Retail Center(6)	3.7	2.98% per annum	(8)	8/1/2019	4.8%
Gütersloh Retail Center(6)	2.3	3.17% per annum	(8)	8/1/2019	3.0%
Jacksonville Property, mortgage loan (7)	26.6	6.08% per annum	$187,319 monthly principal and interest payments based on a 25-year amortization	9/1/2023	34.2%
Bremerhaven Retail Center (6)	2.2	2.87% per annum	(8)	8/1/2019	2.8%
Hannover Retail Center (6)	3.3	2.78% per annum	(8)	8/1/2019	4.1%

Total	$77.9				100.0%

FOOTNOTES:

(1)	Represents the initial maturity date (or, as applicable, the maturity date as extended as of December 31, 2012). The maturity date may be extended beyond the date shown.
(2)

The loans may be extended for an additional term not to exceed beyond December 1, 2018 and September 1, 2018 for Heritage Commons III and Heritage Commons IV, respectively, subject to the interest rate increasing to 9.7% per annum for Heritage Commons III and 11.018% per annum for Heritage Commons IV. The loans may be prepaid only after August 1, 2013 for Heritage Commons III and December 1, 2013 for Heritage Commons IV, subject to a yield maintenance charge.

(3)

A portion of the purchase price for Heritage Commons IV was funded by a mezzanine loan (the “Mezz Loan”). The Mezz Loan runs coterminous with the mortgage loan and has the same extension provision; however, it must be prepaid concurrent with any prepayment of the mortgage loan. The Mezz Loan may be prepaid, subject to the payment of an exit fee equal to a percentage of the related principal amount being prepaid ranging from 1% to 4%, depending on the timing of the prepayment. The Mezz Loan is collateralized by our equity interest in the borrower, a wholly owned subsidiary of our operating partnership, which pledged 100% of its membership interest in the borrower to the lender as collateral for the Mezz Loan. Our operating partnership has guaranteed certain of the borrower’s obligations under the Mezz Loan agreements. Subsequent to December 31, 2012, we repaid the entire outstanding balance of our Mezz Loan.

(4)

In connection with the closing of the Austin Property, we drew $2.8 million on the Credit Facility, and repaid $2.0 million of that amount as of December 31, 2012. In January 2013, we repaid the remaining amounts due under the Credit Facility and decided not to renew the Credit Facility upon its expiration on March 24, 2013.

(5)	The amount of the loan and the amount of the monthly payments were translated from Euros to U.S. dollars at the exchange rate applicable on December 31, 2012.
(6)

In connection with the acquisition of the properties, we obtained a senior secured loan in the aggregate principal amount of approximately €8.7 million (the “Retail Centers Loan”) or $11.5 million based on using the exchange rate from Euros to U.S dollars applicable on the date of purchase of the properties. In the event of a sale of the properties, or the early repayment of proportionate loan amounts, the lender shall be entitled to a payment of approximately €3.4 million with respect to the Worms Retail Center, approximately €2.1 million with respect to the Gütersloh Retail Center, approximately €2.0 million with respect to the Bremerhaven Retail Center, and approximately €2.9 million with respect to the Hannover Retail Center. These amounts would equate to $4.5 million, $2.8 million, $2.6 million and $3.8 million, respectively, if translated from Euros to U.S. dollars at the exchange rate applicable on December 31, 2012.

(7)

We assumed an existing first mortgage on the Jacksonville Property. The existing mortgage may be prepaid, in full but not in part, after September 1, 2013, subject to a reinvestment charge for any prepayment occurring sooner than six months before maturity. Any prepayment of all or any portion of the principal balance of the loan before September 1, 2013, will give rise to a default prepayment premium equal to the greater of (i) 10% of the outstanding principal balance then outstanding, or the reinvestment change. The existing mortgage is collateralized by the real property, improvements and personal property of the Jacksonville Property, together with an assignment of rents, and the assignment of interest in certain management agreements.

(8)

Interest-only payments are payable semi-annually in arrears, on January 15 and July 15 of each year, during the first five years. Commencing on January 15, 2018, amortized semi-annual payments of principal become due and payable as follows: January 15, 2018 – 1.25% of the original principal balance; July 15, 2018 – 1.25% of the original principal balance; January 15, 2019 – 1.5% of the original principal balance; and July 15, 2019 – 1.5% of the original principal balance.

Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit aggregate borrowings of up to approximately 75% of the aggregate value of our assets, our intent is to target our aggregate borrowings to between 50% and 60% of the aggregate value of our assets. As of December 31, 2012, we had an aggregate debt leverage ratio of 64.3% of the aggregate book value of our assets. With the repayment of the Credit Facility and our mezzanine debt subsequent to year end, our leverage ratio as of March 12, 2013 was approximately 60% of our consolidated assets at December 31, 2012. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings up to the levels described above, and in certain circumstances, in excess of these levels if approved by the board of directors.

In March 2011, we entered into a secured revolving line of credit (the “Credit Facility”) in an initial amount of up to $35 million to be used primarily for funding the acquisition of domestic stabilized income-producing commercial real properties. The Credit Facility had an initial term of two years, with an option by us to extend for an additional year, subject to the payment of an extension fee and certain other conditions. Draws on the Credit Facility were collateralized by the real property, personal property relating to the real estate, and a pledge of our equity interest in the entity that owned the property. We borrowed $2.8 million under Credit Facility in connection with our acquisition of a distribution center in Austin, Texas in June 2011.

In June 2012, we modified our Credit Facility to reduce the borrowing capacity to $25 million, and in December 2012, we agreed with the lender to further reduce it to $2.8 million. In connection with the modifications, we wrote off approximately $0.1 million in unamortized loan costs during the year ended December 31, 2012. In the third and fourth quarters of 2012, we failed to meet the minimum raise requirement covenant of the Credit Facility and in connection therewith requested and received separate waivers of the requirements from the lender. We did not consider this significant to our operations or to our ability to secure financing due to our ability to secure or assume mortgage debt in connection with our acquisitions. As of December 31, 2012 and 2011, there was $0.8 million and $2.8 million, respectively, outstanding under the Credit Facility. In January 2013, we repaid the outstanding balance and terminated the agreement in advance of its scheduled expiration in March 2013. As a result of the termination of our Credit Facility, we currently do not have any secured or unsecured line of credit readily available to draw upon should we need additional liquidity.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements. The loan agreements also contain customary events of default and remedies for the lenders. The borrowers are normally direct or indirect subsidiaries of our operating partnership. As of December 31, 2012 and 2011, with the exception of the minimum equity raise covenant under our Credit Facility described above, we were in compliance with all of our debt covenants for our mortgage notes payable.

We may seek to refinance our properties, but in doing so may face difficulties if the remaining term of our tenant’s lease obligations is less than five years. For example, the senior loans entered into at the time of our purchase of Heritage Commons III and Heritage Commons IV each mature in 2016. While each such senior loan contains a provision through which the loan can be extended for approximately two years, the extension triggers a substantial increase in the interest rate, and we therefore expect to refinance the debt prior to its initial maturity. The terms of any refinancing could be less favorable than the current terms if the properties’ tenants have not exercised their options to extend the leases.

We currently do not foresee any significant capital requirements in the near term. In the event of discretionary capital expenditures, we may be forced to defer making such improvements which could impact the ability for us to renew an existing lease or obtain a new lease on the property and could negatively impact the value of our property. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or for temporary working capital in the event one or more of tenants experience financial difficulties and there is an interruption in their ability to make lease payments. However, there is no guarantee we would be able to obtain financing on favorable terms, or at all, and we may be forced to sell one or more properties at an unfavorable time to meet our obligations and to continue paying distributions.

Cash from Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties, which in general is rental income and tenant reimbursements less the property operating expenses and property management fees (“NOI”). Since we are now fully invested and our properties are over 99% leased, we generally expect to earn an annualized return of approximately 8.2% on the cost of our properties based our weighted average going-in cap rates. Due to the nature of our leases, the tenants are responsible for a portion, or in two cases, substantially all, of the property operating expenses; therefore, any increases in property expenses are generally reimbursed by the tenants. In addition, our portfolio had a weighted average remaining lease term of 6.3 years as of December 31, 2012, with approximately 90% of our rental revenues scheduled to expire in 2018 or later. Based on this, we do not expect lease turnover or any increase in property expenses to have a significant impact on our cash flow from operations in the near term. However, we are vulnerable to tenant and geographic concentrations, whereby a default or non-renewal by one of our significant tenants or economic downturns in certain geographic regions would have a negative impact on our results of operations and cash flow from operations.

We experienced negative cash flow from operating activities for the years ended December 31, 2012, 2011 and 2010 of $(0.9) million, $(1.7) million and $(0.06) million, respectively. The negative cash flows from operating activities in 2012 and 2011 were primarily the result of acquisition fees and expenses incurred totaling $3.2 million and $1.6 million, respectively, which were treated as an operating expense in accordance with GAAP. The acquisition fees and expenses were paid using Offering and debt proceeds as described above. Since we have substantially completed our acquisition phase, we do not expect to incur a significant amount of these expenses in the future; therefore, we expect a positive trend in cash from operations in future periods.

Our cash from operations during 2012 was positively impacted by the Expense Support Agreement (described in “Results of Operations – Expense Support Agreement”) which we entered into with our Advisor commencing in April 2012; pursuant to which our Advisor agreed to defer and subordinate up to 100% of its asset management fees and reimbursements of personnel-related operating expenses to the extent that our MFFO was less than distributions declared to stockholders. As a result of this agreement, our Advisor deferred approximately $1.1 million in such expenses from April 1, 2012 through December 31, 2012. In January 2013, our Advisor extended its obligation to defer such fees and expenses under the Expense Support Agreement through December 31, 2013. The deferred amounts are subject to reimbursement if we achieve certain performance hurdles within three years of the applicable deferral. As of December 31, 2012, we did not believe it was probable that the performance hurdles would be achieved within the prescribed reimbursement period due to the cumulative nature of such metrics; therefore, we have not recognized any expense for the amounts deferred. We expect these expenses will continue to be deferred in 2013 resulting in a continued positive impact to our cash from operations. If our Advisor determines to not extend the Expense Support Agreement beyond 2013, our results from operations, cash from operations and FFO could be negatively impacted.

Foreign Operations

As of December 31, 2012, 23.6% of our net real estate assets and 19.8% of our annualized base rents relate to properties in Germany. Because we have not obtained a cash flow hedge, we are vulnerable to changes in exchange rates. To date, we have experienced a positive impact of approximately $0.2 million relating to foreign currency translation adjustments. However, future movements in the exchange rate of Euros could materially impact our financial results and we may sell our assets in Germany at a time when the exchange rates are less favorable.

The results of a hypothetical 10% fluctuation in the average Euro to U.S. dollar exchange rate would have resulted in an increase or decrease in rental income from operating leases of approximately $0.3 million for the year ended December 31, 2012. Our sensitivity analysis of the effects of changes in the Euro to U.S. dollar exchange rate does not factor in a potential change in annualized base rents and excludes tenant reimbursement income, as well as, property operating expenses, depreciation and amortization, and interest expense.

Our income outside the U.S. is subject to foreign income taxes; thereby, reducing our effective yield on our foreign assets. Generally, excess cash held in foreign subsidiaries is available for our use to fund domestic operations.

Working Capital

As of December 31, 2012, we had completed our acquisitions identified to date and began using net proceeds of our Offering to repay our Credit Facility scheduled to mature in March 2013. The Credit Facility was paid in full on January 14, 2013 and the mortgage lien against the Austin Property was released providing us with potential source of future liquidity should we elect to refinance the asset. Because we continue to receive net proceeds from our Offering, we were satisfied with the level of our working capital. However, as our Offering reaches its termination date, we expect to reserve a portion of our Offering proceeds and maintain a higher level of working capital.

Repayment of Debt

Most of our debt outstanding at December 31, 2012 requires the monthly repayment of a portion of the outstanding principal. During 2012, we repaid approximately $0.7 million of our mortgage notes payable. Our scheduled principal amortization in 2013 is approximately $1.3 million, excluding amounts owed on the Credit Facility.

We repaid $2.0 in net advances under our Credit Facility during 2012 and had a remaining balance of $0.8 million at December 31, 2012, which was scheduled to mature in March 2013. We have subsequently paid this balance in full in January 2013 and all related liens have been released.

Our mezzanine debt had an outstanding balance of $4.0 million at December 31, 2012. In addition to a relatively high rate of interest, there are fees and other costs that escalate over time with the next such escalation on November 1, 2013. While not obligated to prepay this debt with the proceeds of our Offering, we elected to do so and on March 1, 2013 the outstanding balance had been repaid in full.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. To date, we have had insufficient cash flows from operating activities or funds from operations to fund our distributions; therefore, such amounts have been substantially funded from proceeds of our Offering. On May 25, 2010, our board of directors authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended by our board of directors. Distributions began accruing on October 7, 2010, the day after we met our minimum offering commitment.

The declaration and payment of distributions is a significant use of cash. Our objective is to maintain a reasonable level of cash reserves to provide for continued distributions at their current level, but there is no assurance that our cash reserves will be sufficient to maintain that level in the event of a tenant defaulting on their obligations and/or our Advisor not continuing to defer certain expenses under the Expense Support Agreement.

Considerable review goes into each decision to determine or reaffirm a distribution level. The current rate was initially established based on what was viewed as a long-term sustainable level. In developing that determination, management made a variety of assumptions including portfolio size. In particular, we had expected that the net proceeds of our Offering would have enabled us to acquire a greater number of income-producing properties. While the net proceeds to date have not enabled us to achieve those initial targets, our Advisor has agreed to defer and subordinate some or all of certain of its fees and other reimbursements beginning in April 2012 and continuing through December 31, 2013. We anticipate that all additional net proceeds from our Offering will be fully deployed and that net proceeds remaining after the repayment of our Credit Facility and mezzanine loan, as discussed above, will be used to establish reserves, and, if sufficient proceeds are received, to acquire an additional income-producing real estate asset.

Going forward, our primary source of capital for the payment of our distributions is expected to be net operating income generated by our leases, net of our general and administrative, debt service payments and other operating expenses. Our ability to sustain the current distribution rate is therefore highly dependent upon our tenants paying their rent as contractually due, our ability to keep our properties leased, and reducing our administrative costs , including beyond 2013 when our Advisor may elect to terminate its Expense Support Agreement with us. For additional information, see “Results of Operations—Expense Support Agreement” below.

The following table presents total cash distributions declared and issued, including cash distributions reinvested in additional shares through our distribution reinvestment plan (“DRP”), net cash provided by (used in) operating activities and FFO for each quarter of the years ended December 31, 2012 and 2011:

	Distributions Declared Daily Per Share	Total Cash Distributions Declared (2)	Distributions Paid (1)
			Cash	Reinvested via DRP	Net Cash Provided by (Used In) Operating Activities (3)	FFO (4)
2012 Quarters
First	$0.0017808	$565,867	$382,565	$183,302	$(447,482)	$(704,172)
Second	0.0017808	741,419	493,213	248,206	142,943	25,158
Third	0.0017808	894,148	582,049	312,099	142,035	(442,171)
Fourth	0.0017808	998,143	649,555	348,588	(783,432)	(648,722)

Total		$3,199,577	$2,107,382	$1,092,195	$(945,936)	$(1,769,907)

2011 Quarters
First	$0.0017808	164,200	122,391	$41,809	$(541,404)	$(269,434)
Second	0.0017808	237,352	168,282	69,070	(655,078)	(1,058,569)
Third	0.0017808	325,148	218,548	106,600	(43,172)	(264,931)
Fourth	0.0017808	407,437	266,494	140,943	(417,678)	(953,408)

Total		$1,134,137	$775,715	$358,422	$(1,657,332)	$(2,546,342)

FOOTNOTES:

(1)

Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan, including amounts paid and shares issued subsequent to the period reported.

(2)

Two quarters during the year ended December 31, 2012, generated positive net cash provided by operating activities for GAAP purposes totaling approximately $0.3 million. Due to the fact that distributions declared exceeded GAAP net cash provided by operating activities for these periods, as well as, the two other quarters in 2012, approximately 91% of distributions declared to stockholders for the year ended December 31, 2012 were considered funded with proceeds from our Offering for GAAP purposes. See Footnote 3 below for additional information on the calculation of net cash provided by (used in) operations. In 2012, 100% of the distributions paid to stockholders were considered a return of capital for federal income tax purposes. For the year ended December 31, 2011, 100% of the distributions paid to stockholders were funded with Offering proceeds and were considered a return of capital for federal income tax purposes. Because we fund certain amounts from Offering proceeds that are deductions in calculating GAAP net cash from operating activities, such as acquisition fees and expenses, we have calculated the amount of Offering proceeds used to fund distributions after taking these items into account in the presentation of the use of proceeds from our Offering in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities.” Our net losses and distributions were approximately $6.2 million and $3.2 million, respectively, for the year ended December 31, 2012 and approximately $3.6 million and $1.1 million, respectively, for the year ended December 31, 2011.
(3)

Cash provided by (used in) operating activities agrees with our Consolidated Statements of Cash Flows in our consolidated financial statements. Such amount generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in an earlier period. Further, cash provided by (used in) operating activities includes deductions for acquisition fees and expenses of approximately $3.2 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively, included in net loss but funded from Offering proceeds. In addition to net cash provided by (used in) operating activities, our board of directors considers other factors in determining distributions, including expected and actual funds from operations as well as other factors.

(4)	See reconciliation of funds from operations in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations.”

The growth in our assets between September 2012 and December 2012 are expected to contribute significantly to achieving the level of operating cash required to maintain or distributions compared to past performance.

Generally, distributions up to the amount of our current or accumulated earnings and profits will be taxable to the recipient stockholders as ordinary income. We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Our board of directors considers a number of factors in its determination of the amount and basis of distributions it declares, including expected and actual net cash flow from operations, FFO, our overall financial condition, our Advisor’s determination in regards to deferring certain fees and expenses under the Expense Support Agreement, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors including an objective of maintenance of stable and predictable distributions regardless of the composition.

Following the close of our Offering, we may determine to register and offer shares of common stock through our distribution reinvestment plan. In such event, we may use any proceeds from the distribution reinvestment plan to fund redemption requests, in our sole discretion, operating expenses, debt service, distributions, or for other corporate purposes. In the event we elect to discontinue the distribution reinvestment plan, our net cash requirements to fund our distribution payments will increase. In the event we do not generate sufficient cash from operations, we may have to revise our current distribution policy. In the event our board of directors determines not to continue the distribution reinvestment plan after the expiration of our Offering, we anticipate having limited, if any funds available to fund redemption requests.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our properties, other than those disclosed in this Annual Report, including those referred to in the risk factors identified in the “Risk Factors.”

Results of Operations

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

As of December 31, 2012, we owned nine real estate investment properties and our portfolio was 99.8% leased under operating leases. For more information on our properties and leases see Item 2. “Properties.”

In understanding our operating results in the accompanying financial statements and our expectations about 2013 and beyond, it is important to understand how the growth in our assets has impacted our results. The chart below illustrates our net losses and property-level net operating income, that we will define here as the revenues, net of property operating expenses and property management fees (“NOI”).

Substantially all of our 2012 acquisitions occurred in the fourth quarter. Even so, our results for the quarter ended December 31, 2012 (“Q4 2012”) do not fully reflect our expectations for quarterly NOI in 2013 because our Jacksonville Property, the largest of our acquisitions to date, had not yet been held a full quarter at December 31, 2012; it was acquired October 12, 2012. Furthermore, several of our retail centers in Germany were held less than half of Q4 2012. We expect our NOI to continue to improve in 2013 primarily because we enter the year having already made $120 million in acquisitions and because there may be further acquisitions in 2013 depending on the level of net proceeds from our Offering.

The following table reconciles NOI to net loss (in millions) for the periods we have owned properties:

	For the Quarter Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total Revenues	$0.05	$0.87	$1.55	$1.88	$2.00	$1.97	$3.20
Less:
Property operating expense	0.01	0.37	0.52	0.62	0.65	0.62	0.78
Property management fees	—	0.02	0.04	0.05	0.06	0.06	0.09

NOI	0.04	0.48	0.99	1.21	1.29	1.29	2.33
Less:
General and administrative expenses	0.32	0.31	0.39	0.52	0.43	0.41	0.52
Acquisition fees and expenses	0.67	0.09	0.83	0.58	0.20	0.88	1.55
Asset management fees	—	0.06	0.11	0.14	0.15	0.15	0.25
Depreciation and amortization	0.06	0.33	0.70	0.90	0.94	0.93	1.69
Expense support	—	—	—	—	(0.31)	(0.32)	(0.44)
Total other expenses	0.10	0.28	0.61	0.74	0.79	0.72	1.17
Income tax benefit	0.00	0.01	0.01	(0.06)	0.00	(0.10)	(0.06)

Net loss	$(1.11)	$(0.60)	$(1.66)	$(1.61)	$(0.91)	$(1.38)	$(2.35)

Fiscal year ended December 31, 2012 as compared to fiscal year ended December 31, 2011

Revenues. Rental revenue and tenant reimbursements were approximately $7.8 million and $1.3 million, respectively, for the year ended December 31, 2012, as compared to approximately $2.0 million and $0.5 million, respectively, for the year ended December 31, 2011. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred. The increase in rental revenues and tenant reimbursements was due to the purchase of six properties in 2012 and the properties purchased during 2011 being held for the full year in 2012. We anticipate rental revenues and tenant reimbursements to increase as our properties purchased during 2012 are held for the full year in future periods.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2012 were approximately $2.7 million, as compared to approximately $0.9 million for the year ended December 31, 2011. These expenses include property taxes, utilities and other costs to operate the property, some of which are reimbursable with reimbursed amounts included in revenues. These expenses are expected to increase as our properties are operational for the full period. In general, as property operating expenses increase, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. Two of our properties are triple-net leased whereby the tenant is responsible for procuring and paying third parties directly for property operating expenses, including real estate taxes, insurance, utilities and other property operating expenses. The property operating expenses incurred and paid directly to third parties by these tenants is not included in our property operating expenses due to these amounts being the obligation of our tenants. In the event these tenants fail to meet their obligations to pay these expenses, we would be responsible for certain of these expenses; such as, real estate taxes of approximately $0.7 million. Accordingly, in such event, the expenses in our consolidated statement of operations would increase for these expenses.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2012 were approximately $1.9 million, as compared to $1.3 million for the year ended December 31, 2011. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. Our general and administrative expenses increased approximately $0.4 million primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. In addition, our general and administrative expenses increased approximately $0.2 million due to additional governance and administrative expenses incurred in connection with our German properties. We expect general and administrative expenses to decrease as we complete our acquisition phase and focus on operating efficiencies.

Under the Expense Support Agreement, all or a portion of reimbursable operating-related personnel expenses of affiliates of our Advisor for the period April 1, 2012 through December 31, 2013, may be deferred and subordinated to certain performance metrics. For the year ended December 31, 2012, we deferred approximately $0.5 million of operating-related personnel expenses in accordance with this agreement. We expect that we will defer additional amounts in 2013 under the Expense Support Agreement. See “Expense Support Agreement” below.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $3.2 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively, and consisted primarily of investment services fees paid to our Advisor and acquisition expenses, such as legal and other closing costs in connection with our property acquisitions. With the close of our Offering, we do not expect to have significant near term acquisitions, if any, and therefore, do not expect significant acquisition fees and expenses in 2013.

Asset Management Fees. We incurred approximately $0.7 million and $0.2 million in asset management fees payable to our Advisor or sub-advisors during the years ended December 31, 2012 and 2011, respectively. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management; therefore, these fees increased due new acquisitions in 2012, as well as, the properties acquired during 2011 being operational for a full year. Under the Expense Support Agreement, all or a portion of asset management fees for the period April 1, 2012 through December 31, 2013, may be deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement. For the year ended December 31, 2012, we deferred approximately $0.6 million of asset management fees in accordance with this agreement. See “Expense Support Agreement” below. Although we expect total asset management fees will increase in 2013 as our properties acquired during 2012 are operational for a full period, we currently anticipate that all or a significant portion of such fees will be deferred in accordance with the terms of the Expense Support Agreement.

Property Management Fees. We incurred approximately $0.3 million in property management fees payable to our Property Manager and sub-property managers during the year ended December 31, 2012, as compared to $0.1 million during the year ended December 31, 2011, for services in managing our property operations. Property management fees increased as a result of the increase in rental revenues and tenant reimbursements. Property management fees generally range from 1.5% to 4.5% of property revenues; therefore, we expect increases in these fees as property revenues increase in the future as our properties are owned for a full period.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2012 was approximately $4.5 million, as compared to approximately $1.1 million for the year ended December 31, 2011, and was related to the buildings, improvements and in-place leases of our nine properties owned during year ended December 31, 2012, as compared to three properties owned during the year ended December 31, 2011. We expect increases in depreciation and amortization in the future as the properties placed in service in 2012 are operational for a full period.

Expense Support. For the year ended December 31, 2012, approximately $0.6 million and $0.5 million in asset management fees and operating-related personnel expenses, respectively, were deferred and subordinated in accordance with the terms of the Expense Support Agreement. We will record such amounts as operating expenses in future periods to the extent, if any, we determine these amounts are probable of being reimbursed to our Advisor. The Expense Support Agreement commenced April 1, 2012 and extends until December 31, 2013. Based on the current distribution policy and our expected MFFO, we expect that our Advisor will continue to defer all or a portion of these fees and expenses in 2013. Our Advisor is not obligated to continue to defer any amounts subsequent to December 31, 2013; therefore, total expenses are expected to increase after the expiration of the Expense Support Agreement.

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, our Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (an “Expense Year”) commencing with the year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. During 2012, total operating expenses exceeded the Limitation by $1.1 million, all of which related to the Expense Year ended March 31, 2012. Our independent directors determined that operating expenses in excess of the Limitation, were justified based on a number of factors. These factors included how quickly new equity capital was raised and invested, and the relationship of these investments to our operating expenses, many of which were necessary as a result of being a public company. There were no additional expenses in excess of the Limitation incurred for the year ended December 31, 2012.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2012 was approximately $3.4 million as compared to approximately $1.0 million for the year ended December 31, 2011. The increase was primarily the result of an increase in our average debt outstanding during 2012 and the fee on the unused portion of the Credit Facility. Included in interest expense and loan costs amortization for the year ended December 31, 2012, was approximately $0.1 million related to the write off of loan costs associated with the amendment to reduce the borrowing capacity under our Credit Facility in 2012. Although we expect reductions in interest expense incurred under our Credit Facility and mezzanine loan in 2013 due to our repayment of the outstanding amounts in the first quarter of 2013, we expect total interest expense and loan cost amortization to increase in 2013 as our borrowings obtained in connection with our 2012 acquisitions are outstanding for a full period.

Provision for (Benefit from) Income Taxes. During the year ended December 31, 2012, we recognized state and foreign income tax expenses (benefits) related to our properties in Texas and Germany, resulting in a net tax benefit of approximately $0.2 million. During the year ended December 31, 2011, we recognized state income tax expense related to our properties in Texas of approximately $0.02 million.

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

Property Operating Expenses. Property operating expenses for the year ended December 31, 2011 were approximately $0.9 million. These expenses include property taxes, utilities and other costs to operate the properties, some of which are reimbursable with reimbursed amounts included in revenues. These expenses are expected to increase in future periods as Heritage Commons III and Heritage Commons IV are operational for the full period. In general, as property operating expenses increase for the three properties owned as of December 31, 2011, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. There were no property operating expenses for the period from October 8, 2010 (date we commenced operations) through December 31, 2010.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2011 were approximately $1.3 million, as compared to $0.9 million for the period October 8, 2010 (date we commenced operations) through December 31, 2010. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. The increase in general and administrative expenses was primarily attributable to increased costs as a result of the growth of our portfolio. Specifically, we incurred increased personnel expenses reimbursable to our Advisor due to the increased accounting, legal and administrative activity as a result of the growth of the portfolio and related reporting.

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

Asset Management Fees. We incurred approximately $0.2 million in asset management fees payable to our Advisor during the year ended December 31, 2011, as a result of the three properties we acquired in 2011. There were no asset management fees for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in asset management fees in the future as the properties owned as of December 31, 2011 are operational for a full period.

Property Management Fees. We incurred approximately $0.1 million in property management fees payable to our Property Manager during the year ended December 31, 2011, for its services in managing the property operations of our three properties. There were no property management fees for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in property management fees in the future as the properties owned as of December 31, 2011 are operational for a full period.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2011 was approximately $1.1 million and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to our three properties. There was no depreciation and amortization expense for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in depreciation and amortization in the future as the properties owned as of December 31, 2011 are operational for a full period.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2011 was approximately $1.0 million, relating to debt on our three property investments and the fee on the unused portion of the Credit Facility. There was no interest expense and loan cost amortization for the period from October 8, 2010 (date we commenced operations) through December 31, 2010. We expect increases in interest expense and loan cost amortization to increase as borrowings are outstanding for a full period

Expense Support Agreement

On March 6, 2012, our board of directors approved an Expense Support and Conditional Reimbursement Agreement with our Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and asset management fees to our Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative MFFO (as defined in the agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to our total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement, as amended, is terminable by our Advisor, but not before December 31, 2013, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of the subordination within the time period established in the Expense Support Agreement will be permanently waived by our Advisor and we will have no obligation to pay such amounts.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the “White Paper.” The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

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

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we have funded from the proceeds of our Offering and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income. As a result, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified FFO, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-traded REIT. Under IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs (“IPA Guideline”), MFFO excludes from FFO additional non-cash or non-recurring items, including the following:

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. As of December 31, 2012 and 2011, our MFFO is FFO, excluding acquisition fees and expenses, straight-line rent adjustments and the amortization of above market leases, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

•

Acquisition fees and expenses. In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been funded from the proceeds of our Offering and other financing sources and not from operations. We believe by excluding acquisition fees and expenses, MFFO provides useful supplemental information that is comparable between differing reporting periods for each type of our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. The exclusion of acquisition fees and expenses is generally the most significant adjustment to us at the present time, as we are currently in our offering and acquisition stages. However, if earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

•

Amortization of above- and below- market leases. Under GAAP, certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

•

Straight-line rent adjustments. Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31,:

	2012	2011	2010
Net loss	$(6,234,588)	$(3,635,477)	$(928,951)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	4,464,681	1,089,135	—

FFO	(1,769,907)	(2,546,342)	(928,951)
Acquisition fees and expenses(1)	3,206,690	1,598,828	—
Amortization of above- and below-market lease intangible assets(2)	123,889	21,724	—
Straight-line rent adjustments(3)	(412,806)	(67,695)	—

MFFO	$1,147,866	$(993,485)	$(928,951)

Weighted average number of shares of common stock outstanding (basic and diluted)	4,908,673	1,744,849	520,975

Net loss per share (basic and diluted)	$(1.27)	$(2.08)	$(1.78)

FFO per share (basic and diluted)	$(0.36)	$(1.46)	$(1.78)

MFFO per share (basic and diluted)	$0.23	$(0.57)	$(1.78)

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

We increased our property holdings significantly in 2012 and 2011, including a substantial portion occurring during the quarter ended December 31, 2012. The following table presents a reconciliation of net loss to FFO and MFFO for the quarters ended:

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net loss	$(1,607,899)	$(910,096)	$(1,376,890)	$(2,339,703)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	903,727	935,254	934,719	1,690,981

FFO	$(704,172)	$25,158	$(442,171)	$(648,722)
Acquisition fees and expenses(1)	579,101	195,739	883,356	1,548,494
Amortization of above/below market lease intangible assets(2)	16,583	17,547	17,530	72,229
Straight-line rent adjustments(3)	(81,834)	(81,834)	(81,834)	(167,304)

MFFO	$(190,322)	$156,610	$376,881	$804,697

Weighted average number of shares of common stock outstanding (basic and diluted)	3,491,865	4,572,840	5,456,976	6,094,775

Net loss per share (basic and diluted)	$(0.46)	$(0.20)	$(0.25)	$(0.34)

FFO per share (basic and diluted)	$(0.20)	$0.01	$(0.08)	$(0.09)

MFFO per share (basic and diluted)	$(0.05)	$0.03	$0.07	$0.12

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

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net loss	$(269,434)	$(1,113,819)	$(596,649)	$(1,655,575)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	—	55,250	331,718	702,167

FFO	$(269,434)	$(1,058,569)	$(264,931)	$(953,408)
Acquisition fees and expenses(1)	5,060	670,599	88,641	834,528
Amortization of above/below market lease intangible assets(2)	—	1,200	7,356	13,168
Straight-line rent adjustments(3)	—	—	(7,408)	(60,287)

MFFO	$(264,374)	$(386,770)	$(176,342)	$(165,999)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,024,498	1,464,656	1,984,627	2,486,898

Net loss per share (basic and diluted)	$(0.26)	$(0.76)	$(0.30)	$(0.67)

FFO per share (basic and diluted)	$(0.26)	$(0.72)	$(0.13)	$(0.38)

MFFO per share (basic and diluted)	$(0.26)	$(0.26)	$(0.09)	$(0.07)

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

Off Balance Sheet Arrangements

As of December 31, 2012, we had no off balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2012:

	For the Period Ending December 31,
	2013	2014-2015	2016-2017	Thereafter	Total
Mortgages and other notes payable (principal and interest)(1)	$9,082,484	$10,257,660	$36,972,581	$45,653,877	$101,966,602
Credit Facility(2)	824,343	—	—	—	824,343

Total	$9,906,827	$10,257,660	$36,972,581	$45,653,877	$102,790,945

FOOTNOTES:

(1)

For the purpose of the contractual obligation table above, management assumed that the principal amounts outstanding on the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements or as paid subsequent to December 31, 2012 but before the issuance of the consolidated financial statements.

(2)	Includes interest expense and fees on the unused portion of the Credit Facility.

Related Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we have agreed to pay, subject to certain limitations pursuant to the terms of the Expense Support Agreement and advisory agreement, certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs.

See Item 8. “Financial Statements and Supplementary Data” for a discussion of the various related party transactions, agreements and fees and our Expense Support Agreement.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment and the recognition of expenses deferred pursuant to the Expense Support Agreement.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries All material intercompany accounts and transactions have been eliminated in consolidation.

Real Estate

Upon acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements, and tenant improvements) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases), and allocate the purchase price to assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, we consider information obtained about each property as a result of our Advisor’s due diligence and utilize various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets.

Above- and below-market lease values are recorded based on the present value of the difference between the contractual rents to be paid and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

Real estate owned, as of December 31, 2012, is leased to tenants on a triple-net, net or modified gross basis, whereby the tenant is responsible for some or all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements are depreciated on the straight-line method over the shorter of the asset life or the respective lease term.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Intangible Assets

Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. Above-market or below-market lease intangibles are amortized to rental income over the estimated remaining term of the respective leases, including consideration of any renewal options on below-market leases. In-place lease intangibles are amortized over the remaining terms of the respective leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease will be expensed. Intangible assets are evaluated for impairment on an annual basis or upon a triggering event.

Impairment of Real Estate Assets

Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property less costs to sell.

Income Taxes

We elected to be taxed as a REIT starting with our taxable year ended December 31, 2010. As a REIT, we are subject to a number of organizational and operational requirements, including the requirement to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90 percent of our REIT taxable income (excluding net capital gains). A REIT generally will not be subject to U.S. federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. As a REIT, we are subject to certain foreign, state and local taxes on our income and property, federal income and excise taxes on our undistributed income.

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

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require adjustments to our deferred tax assets.

Recent Accounting Pronouncements

See Item 8. “Financial Statements and Supplementary Data” for information about the impact of recent accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available.

The following is a schedule of our fixed and variable rate debt maturities for each of the next five years, and thereafter (principal maturities only):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value¹
Fixed rate debt	$1,243,850	$1,370,637	$1,452,414	$34,882,372	$934,671	$37,214,623	$77,098,567	$78,421,615
Variable rate debt	820,000	—	—	—	—	—	820,000	820,000

Total debt	$2,063,850	$1,370,637	$1,452,414	$34,882,372	$934,671	$37,214,623	$77,918,567	$79,241,615

	2013	2014	2015	2016	2017	Thereafter	Total
Weighted average fixed interest rates of maturities	5.78%	5.77%	5.77%	6.17%	5.80%	4.93%	5.55%

Average interest rate on variable debt of maturities	LIBOR² Plus 2.75%	—%	—%	—%	—%	—%	—%

FOOTNOTE:

(1)

The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(2)	The applicable LIBOR as of December 31, 2012 was 0.21%.

Due to the short-term nature of our variable rate debt, management estimates that a one-percentage point increase in the LIBOR rate as of December 31, 2012 would not materially increase interest expense during 2013.

We are exposed to foreign currency exchange rate changes as the result of investing outside of the U.S as our operations involve transactions denominated in Euro. Our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. Approximately 7.8% of our revenues in 2012 were denominated in Euros, which is expected to increase given that approximately 19.8% of real estate properties, based on purchase prices, held at December 31, 2012 are located in Europe and were acquired in the latter part of 2012.

The results of a hypothetical 10% fluctuation in the average Euro to U.S. dollar exchange rate would have resulted in an increase or decrease in rental income from operating leases of approximately $0.3 million for the year ended December 31, 2012. Our sensitivity analysis of the effects of changes in the Euro to U.S. dollar exchange rate does not factor in a potential change in annualized base rents and excludes tenant reimbursement income, as well as, property operating expenses, depreciation and amortization, and interest expense. We will continue to evaluate various foreign currency risk mitigating strategies in an effort to minimize any adverse impact on earnings.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Global Income Trust, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Income Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedules listed in the index under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 22, 2013

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Real estate investment properties, net	$90,241,221	$39,491,392
Lease intangibles, net	24,911,906	13,697,749
Cash and cash equivalents	2,037,120	5,429,114
Restricted cash	1,517,627	759,843
Loan costs, net	1,166,497	962,850
Other assets	602,442	152,846
Deferred rent	480,502	67,696
Deferred tax asset, net	293,537	—

Total assets	$121,250,852	$60,561,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$77,098,567	$36,718,879
Accounts payable and accrued expenses	1,408,651	692,220
Due to related parties	916,168	670,418
Credit facility	820,000	2,820,000
Unearned rent	594,240	378,802
Real estate taxes payable	577,178	412,819
Other liabilities	396,273	148,829

Total liabilities	81,811,077	41,841,967

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 6,438,444 and 2,879,077 shares issued, and 6,406,380 and 2,879,077 shares outstanding, respectively	64,063	28,791
Capital in excess of par value	54,438,509	24,472,676
Accumulated distributions	(4,417,093)	(1,217,516)
Accumulated deficit	(10,799,016)	(4,564,428)
Accumulated other comprehensive income	153,312	—

Total stockholders’ equity	39,439,775	18,719,523

Total liabilities and stockholders’ equity	$121,250,852	$60,561,490

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income from operating leases	$7,786,602	$2,013,633	$—
Tenant reimbursement income	1,266,189	454,468	—

Total revenues	9,052,791	2,468,101	—

Expenses:
Property operating expenses	2,675,793	896,815	—
General and administrative	1,879,149	1,271,805	928,951
Acquisition fees and expenses	3,206,690	1,598,828	—
Asset management fees	679,802	168,180	—
Property management fees	255,615	67,494	—
Depreciation and amortization	4,464,681	1,089,135	—

Total expenses	13,161,730	5,092,257	928,951

Expense support	(1,073,984)	—	—

Net expenses	12,087,746	5,092,257	928,951

Operating loss	(3,034,955)	(2,624,156)	(928,951)

Other income (expense):
Interest and other income	4,743	1,407	—
Interest expense and loan cost amortization	(3,429,551)	(995,694)	—

Total other expense	(3,424,808)	(994,287)	—

Loss before income taxes	(6,459,763)	(3,618,443)	(928,951)
Income tax benefit (expense)	225,175	(17,034)	—

Net loss	$(6,234,588)	$(3,635,477)	$(928,951)

Net loss per share of common stock (basic and diluted)	$(1.27)	$(2.08)	$(1.78)

Weighted average number of shares of common stock outstanding (basic and diluted)	4,908,673	1,744,849	520,975

See accompanying notes to consolidated financial statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011	2010

Net loss	$(6,234,588)	$(3,635,477)	$(928,951)

Other comprehensive income:
Foreign currency translation adjustments	153,312	—	—

Total other comprehensive income	153,312	—	—

Comprehensive loss	$(6,081,276)	$(3,635,477)	$(928,951)

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

						Accumulated
	Common Stock		Capital in			Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Distributions	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at December 31, 2009	22,222	$222	$199,778	$—	$—	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	818,145	8,181	8,119,402	—	—	—	8,127,583
Stock issuance and offering costs	—	—	(1,168,403)	—	—	—	(1,168,403)
Net loss	—	—	—	—	(928,951)	—	(928,951)
Distributions declared ($0.0017808 per share per day)	—	—	—	(83,379)	—	—	(83,379)

Balance at December 31, 2010	840,367	8,403	7,150,777	(83,379)	(928,951)	—	6,146,850
Subscriptions received for common stock through public offering and reinvestment plan	2,038,710	20,388	20,346,636	—	—	—	20,367,024
Stock issuance and offering costs	—	—	(3,024,737)	—	—	—	(3,024,737)
Net loss	—	—	—	—	(3,635,477)	—	(3,635,477)
Distributions declared ($0.0017808 per share per day)	—	—	—	(1,134,137)	—	—	(1,134,137)

Balance at December 31, 2011	2,879,077	28,791	24,472,676	(1,217,516)	(4,564,428)	—	18,719,523
Subscriptions received for common stock through public offering and reinvestment plan	3,559,367	35,593	35,488,523	—	—	—	35,524,116
Redemptions of common stock	(32,064)	(321)	(309,773)	—	—	—	(310,094)
Stock issuance and offering costs	—	—	(5,212,917)	—	—	—	(5,212,917)
Net loss	—	—	—	—	(6,234,588)	—	(6,234,588)
Other comprehensive income	—	—	—	—	—	153,312	153,312
Distributions declared ($0.0017808 per share per day)	—	—	—	(3,199,577)	—	—	(3,199,577)

Balance at December 31, 2012	6,406,380	$64,063	$54,438,509	$(4,417,093)	$(10,799,016)	$153,312	$39,439,775

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2012	2011	2010
Operating activities:
Net loss	$(6,234,588)	$(3,635,477)	$(928,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,464,681	1,089,135	—
Amortization of above-market lease intangibles	123,889	21,724	—
Amortization of loan costs	358,437	209,915	—
Loss on modification of debt	132,539	—	—
Deferred income taxes	(282,444)	—	—
Straight-line rent adjustments	(412,806)	(67,695)	—
Changes in operating assets and liabilities:
Other assets	(345,232)	(108,037)	(57,058)
Accounts payable and accrued expenses	606,817	549,321	23,897
Due to related parties	262,974	(307,308)	899,595
Unearned rent	215,438	378,802	—
Real estate taxes payable	164,359	212,288	—

Net cash used in operating activities	(945,936)	(1,657,332)	(62,517)

Investing activities:
Acquisition of properties	(39,585,536)	(54,099,469)	—
Capital expenditures	(13,880)	—	—
Changes in restricted cash	(757,784)	(759,843)	—

Net cash used in investing activities	(40,357,200)	(54,859,312)	—

Financing activities:
Subscriptions received for common stock through public offering and reinvestment plan	35,524,116	20,388,961	8,105,646
Borrowings under credit facility	2,000,000	2,820,000	—
Repayments under credit facility	(4,000,000)	—	—
Proceeds from mortgage notes payable	14,156,637	36,900,000	—
Repayments of mortgage notes payable	(713,916)	(181,121)	—
Payment of stock issuance and offering costs	(5,230,141)	(3,057,322)	(1,068,194)
Distributions to stockholders	(2,998,829)	(1,026,040)	(42,647)
Redemptions of common stock	(263,398)	—	—
Payment of loan costs	(581,980)	(1,031,395)	—

Net cash provided by financing activities	37,892,489	54,813,083	6,994,805

Effect of exchange rate fluctuation on cash	18,653	—	—

Net increase (decrease) in cash and cash equivalents:	(3,391,994)	(1,703,561)	6,932,288
Cash and cash equivalents at beginning of year	5,429,114	7,132,675	200,387

Cash and cash equivalents at end of year	$2,037,120	$5,429,114	$7,132,675

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,787,665	$737,287	$—

Cash paid for taxes	$28,292	$—	$—

Supplemental disclosure of non-cash investing and financing transactions:
Amounts incurred but not paid:
Loan costs	$240,963	$141,370	$12,248

Stock issuance and offering costs	$50,400	$67,624	$100,209

Distributions declared and unpaid	$349,577	$148,829	$40,732

Redemptions	$46,696	$—	$—

Assets acquired with assumption of debt or other liabilities with purchase of real estate	$26,729,364	$200,531	$—

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

1.	Business and Organization

Global Income Trust, Inc. was organized in Maryland on March 4, 2009. The term “Company” includes, unless the context otherwise requires, Global Income Trust, Inc., Global Income, LP, a Delaware limited partnership (the “Operating Partnership”), Global Income GP, LLC and other subsidiaries of the Company. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010. The Company was formed to own and operate a portfolio of income-oriented commercial real estate and real estate-related assets on a global basis.

The Company is externally advised by CNL Global Income Advisors, LLC (the “Advisor”) and its property manager is CNL Global Income Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor (the “Sponsor”). CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

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

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act. The Offering will expire and close no later than April 23, 2013. As of December 31, 2012, the Company had received aggregate offering proceeds of approximately $64.0 million, including proceeds received through the Company’s distribution reinvestment plan.

As of December 31, 2012, the Company owned nine properties located in the U.S. and Germany, with approximately 1.3 million of leasable square feet that were 99.8% leased.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, analysis of real estate impairments and the assessment of probability of repayments of expenses under the expense support agreement. Actual results could differ from those estimates.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Real Estate – Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements, and tenant improvements) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases) and allocates the purchase price to the assets acquired and liabilities assumed including debt. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

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

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements are depreciated on the straight-line method over the shorter of the asset life or the respective lease term. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Intangible Assets – Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life including renewal periods for below-market leases. Above-market or below-market lease intangibles are amortized to rental income over the estimated remaining terms of the respective leases. In-place lease intangibles are amortized over the remaining terms of the respective leases and charged to depreciation and amortization. If a lease were to be terminated prior to its scheduled expiration, all unamortized amounts related to the lease would be written off. Intangible assets are evaluated for impairment on an annual basis or upon a triggering event.

Impairment of Real Estate Assets – Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property’s asset group is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property less costs to sell.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

As of December 31, 2012, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash – Certain amounts of cash are deposited in a lockbox with the lender or are restricted to fund future expenditures for the Company’s real estate properties. Such amounts have been classified as restricted cash on the consolidated balance sheets.

Foreign Currency Translation – The accounting records for the Company’s consolidated subsidiaries that own the properties in Germany are maintained in the functional currency (Euros), and revenues and expenses are translated using the average exchange rates during the period presented. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income in the statements of stockholder’s equity as a cumulative foreign currency translation adjustment. Any gains and losses from foreign currency transactions are included in the accompanying consolidated statements of operations.

Fair Value Measurements – Fair value assumptions are based on the framework established in the fair value accounting guidance under GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels of fair value inputs:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•

Level 2 – Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly; such as, quoted prices for similar assets or liabilities or other inputs that can be corroborated by observable market data.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition – Real estate owned as of December 31, 2012, is leased to tenants, whereby the tenant is responsible for some or, in the case of the Company’s two triple-net-leased properties, all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Rental revenue from leases is recorded on the straight-line basis over the terms of the leases. Tenant reimbursement income represents amounts tenants are required to reimburse the Company in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred.

Mortgages and Other Notes Payable – Mortgages and other notes payable acquired are recorded at the stated principal amount and are collateralized by the Company’s properties. Mortgages and other notes payable assumed in connection with an acquisition are recorded at fair market value as of the date of the acquisition.

Loan Costs – Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest rate method. As of December 31, 2012 and 2011, accumulated amortization of loan costs was approximately $0.7 million and $0.2 million, respectively.

Acquisition Fees and Expenses – Acquisition fees, including investment services fees, and expenses associated with transactions deemed to be business combinations are expensed as incurred.

Redemptions – Under the Company’s stock redemption plan, a stockholder’s shares are deemed to have been redeemed as of the date that the Company accepts the stockholder’s request for redemption. From and after such date, the stockholder by virtue of such redemption is no longer entitled to any rights as a stockholder in the Company. Shares redeemed are retired and not available for reissue.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Reclassifications – Certain amounts in the prior year’s consolidated balance sheet as of December 31, 2011, the consolidated statement of operations for the year ended December 31, 2011 and the consolidated statement of cash flows for the year ended December 31, 2011 have been reclassified to conform to the current year presentation with no effect on previously reported net loss or stockholders’ equity.

Segment Information – Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has determined that it operates in one business segment, real estate ownership. Accordingly, the Company does not report more than one segment.

Adopted Accounting Pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” Effective January 1, 2012, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This update requires entities to present components of net income (loss), components of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. It further eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. This update is to be applied retrospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements – In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This update clarified the guidance in subtopic 360-20 as it applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).” This update clarified the guidance in subtopic 220 and requires preparers to report, in one place, information about reclassifications out of AOCI. The ASU also requires companies to report changes in AOCI balances. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. This ASU results in presentation changes, and as such will not have a material impact on the Company’s financial position, results of operations or cash flows.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

3.	Acquisitions

During the year ended December 31, 2012, the Company acquired the following real estate investment properties:

Name and Location	Date Acquired	Description	Leasable Square Footage (unaudited)	Initial Purchase Price (1)
Giessen Retail Center Giessen, Germany	03/8/2012	Value Retail Center	34,700	$5,244,136
Worms Retail Center Worms, Germany	9/27/2012	Value Retail Center	41,944	5,834,110
Gutersloh Retail Center Gutersloh, Germany	9/27/2012	Value Retail Center	19,375	3,596,095
Samsonite Property Jacksonville, Florida	10/12/12	Distribution Facility	817,632	42,500,000
Bremerhaven Retail Center Bremerhaven, Germany	11/30/12	Value Retail Center	33,121	3,770,000
Hannover Retail Center Hannover, Germany	12/21/12	Value Retail Center	26,784	5,370,559

Total				$66,314,900

FOOTNOTE:

(1)	Where applicable, amounts translated from Euros to U.S. dollars at exchange rate for the respective acquisition date.

The following summarizes the allocation of the purchase prices for the 2012 acquisitions and the estimated fair values of the assets acquired and liabilities assumed:

Assets
Land and land improvements	$11,548,728
Building and improvements	40,402,525
Tenant Improvements	425,600
Lease intangibles (1)	13,829,547
Other assets	108,500
Liabilities
Assumed mortgage note payable	(26,729,364)

Net assets acquired	$39,585,536

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 6.3 years.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

3.	Acquisitions (continued)

The revenues and net losses attributable to 2012 acquisitions included in the Company’s consolidated statement of operations were approximately $1.5 million and $(3.1) million, respectively, for the year ended December 31, 2012.

The following presents unaudited pro forma revenues and net loss of the Company as if the Worms, Gutersloh, Bremerhaven, Hannover and Samsonite properties had each been acquired as of January 1, 2011:

	For the Year Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)

Revenues	$13,203,572	$8,193,402

Net loss(1)	$(2,243,137)	$(6,063,016)

Net loss per share of common stock (basic and diluted)	$(0.39)	$(1.32)

Weighted average number of shares of common stock outstanding (basic and diluted)(2)	5,825,660	4,608,853

FOOTNOTES:

(1)

The pro forma results for the year ended December 31, 2012, were adjusted to exclude approximately $2.3 million of acquisition related expenses incurred in 2012. The pro forma results for the year ended December 31, 2011, were adjusted to include these charges as if the properties had been acquired on January 1, 2011.

(2)

As a result of these properties being treated as operational since January 1, 2011, the Company assumed approximately 2.9 million additional shares of common stock had been issued as of January 1, 2011. Consequently, the weighted average number of shares outstanding was adjusted to reflect the pro forma amount of the additional shares being issued on January 1, 2011 instead of the actual dates issued, and such shares were treated as outstanding for the full period.

During the year ended December 31, 2011, the Company acquired the following real estate investment properties:

Name and Location	Date Acquired	Description	Leasable Square Footage (unaudited)	Initial Purchase Price
Austin Property Pflugerville, Texas	06/08/11	Light Industrial Building	51,189	$4,550,000
Heritage Commons III Fort Worth, Texas	06/28/11	Office Building	119,001	18,750,000
Heritage Commons IV Fort Worth, Texas	10/27/2011	Office Building	164,333	31,000,000

Total				$54,300,000

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

3.	Acquisitions (continued)

The following summarizes the allocation of the purchase prices for the 2011 acquisitions, and the estimated fair values of the assets acquired and liabilities assumed:

Assets
Land and land improvements	$7,442,000
Building and improvements	27,998,000
Tenant improvements	4,493,000
Lease intangibles (1)	14,367,000
Liabilities
Accrued real estate taxes	(200,531)

Net assets acquired	$54,099,469

FOOTNOTE:

(1)	The weighted-average amortization period on the lease intangibles as of the acquisition date is approximately 7 years.

The revenues and net losses (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to 2011 acquisitions included in the Company’s consolidated statement of operations were approximately $2.5 million and $(1.9) million, respectively, for the year ended December 31, 2011.

The following presents unaudited pro forma revenues and net loss of the Company as if the Austin Property, Heritage Commons III and Heritage Commons IV had each been acquired as of January 1, 2010:

	For the Year Ended December 31,
	2011 (Unaudited)	2010 (Unaudited)

Revenues	$7,488,522	$7,382,445

Net loss(1)	$(3,313,236)	$(2,865,441)

Net loss per share of common stock (basic and diluted)	$(1.16)	$(1.32)

Weighted average number of shares of common stock outstanding (basic and diluted)(2)	2,858,102	$2,168,041

FOOTNOTES:

(1)

The pro forma results for the year ended December 31, 2011, were adjusted to exclude approximately $1.4 million of acquisition related expenses incurred in 2011. The pro forma results for the year ended December 31, 2010, were adjusted to include these charges as if the properties had been acquired on January 1, 2010.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

4.	Real Estate Investment Properties, net

As of December 31, 2012 and 2011, real estate investment properties consisted of the following:

	2012	2011

Land and land improvements	$19,053,648	$7,442,000
Building and improvements	68,626,867	27,998,000
Tenant improvements	4,918,600	4,493,000
Less: accumulated depreciation	(2,357,894)	(441,608)

	$90,241,221	$39,491,392

Depreciation expense on the Company’s real estate investment properties was approximately $1.9 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

5.	Operating Leases

The Company owned nine properties during the year ended December 31, 2012, leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases. The Company’s leases have a weighted average remaining lease term of 6.3 years with terms expiring between 2016 and 2022, subject to the tenants’ options to extend the lease periods ranging from two to ten years.

In accordance with the lease terms for two of the Company’s properties, substantially all of the property expenses are required to be paid directly by the tenants, including real estate taxes which the tenant pays directly to the taxing authorities. In the event the tenants failed to pay such taxes, the Company would be obligated to pay such amounts. The total annualized property taxes assessed on these two properties as of December 31, 2012 was approximately $0.7 million.

The following is a schedule of future minimum lease payments to be received for each of the next five years and thereafter, in the aggregate, under non-cancellable operating leases as of December 31, 2012:

2013	$11,967,790
2014	12,703,778
2015	12,732,175
2016	12,357,311
2017	12,086,120
Thereafter	10,665,898

$72,513,072

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles and base rent attributable to any renewal options exercised by the tenants in the future.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

6.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In place leases	$26,255,600	$(3,201,296)	$23,054,304
Above-market leases	2,008,784	(151,182)	1,857,602

	$28,264,384	$(3,352,478)	$24,911,906

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In place leases	$13,899,000	$(647,527)	$13,251,473
Above-market leases	468,000	(21,724)	446,276

	$14,367,000	$(669,251)	$13,697,749

Amortization expense on the Company’s intangible assets for the year ended December 31, 2012 was approximately $2.7 million, of which approximately $0.1 million was treated as a reduction of rental revenue, and $2.6 million was included in depreciation and amortization expense. Amortization expense on the Company’s intangible assets for the year ended December 31, 2011 was approximately $0.7 million, of which approximately $0.02 million was treated as a reduction of rental revenue, and approximately $0.6 million was included in depreciation and amortization expense.

The estimated future amortization expense for the Company’s intangible assets for each of the next five years and thereafter, in the aggregate, as of December 31, 2012 was as follows:

2013	$4,551,397
2014	4,551,397
2015	4,530,523
2016	4,431,820
2017	4,266,602
Thereafter	2,580,167

$24,911,906

As of the years ended December 31, 2012 and 2011, the weighted average useful lives of in place leases were 6.4 years and 7.1 years, respectively; whereas the weighted average useful lives of above market leases were 5.9 years and 7.3 years, respectively.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

7.	Indebtedness

As of December 31, 2012 and 2011, the Company had the following indebtedness:

	December 31, 2012	December 31, 2011

Mortgage debt	$73,098,567	$32,718,879
Mezzanine loan	4,000,000	4,000,000

	77,098,567	36,718,879
Credit facility	820,000	2,820,000

	$77,918,567	$39,538,879

The following table provides details of the Company’s indebtedness as of December 31, 2012:

Property and Related Loan	Outstanding Principal Balance (in millions)	Interest Rate	Payment Terms	Maturity Date (1)

Heritage Commons III; mortgage loan (2)	$12.0	4.7% per annum	$70,338 monthly principal and interest payments based on a 25-year amortization	7/1/2016

Heritage Commons IV; mortgage loan(2)	20.1	6.018% per annum	$132,307 monthly principal and interest payments based on a 25-year amortization	11/1/2016

Heritage Commons IV, mezzanine loan(3)	4.0	11% per annum	$36,667 monthly interest only payment	11/1/2016

Austin Property; draw on Credit Facility; secured by deed of trust (4)	0.8	Variable, LIBOR plus 2.75% or 3.25%, or lenders prime rate plus 0.25% or 0.75%, depending on certain factors	Monthly interest only payments	3/24/2013

Giessen Retail Center(5)	2.9	3.7% per annum, subject to renegotiation after 10 years	$8,954 monthly interest only payments until March 8, 2017, then $21,054 monthly principal and interest payments through maturity date(5)	3/8/2032

Worms Retail Center(6)	3.7	2.98% per annum	(8)	8/1/2019

Gütersloh Retail Center(6)	2.3	3.17% per annum	(8)	8/1/2019

Jacksonville Property, mortgage loan (7)	26.6	6.08% per annum	$187,319 monthly principal and interest payments based on a 25-year amortization	9/1/2023

Bremerhaven Retail Center (6)	2.2	2.87% per annum	(8)	8/1/2019

Hannover Retail Center (6)	3.3	2.78% per annum	(8)	8/1/2019

Total	$77.9

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

7.	Indebtedness (continued)

FOOTNOTES:

(1)	Represents the initial maturity date (or, as applicable, the maturity date as extended as of December 31, 2012). The maturity date may be extended beyond the date shown.
(2)

The loans may be extended for an additional term not to exceed beyond December 1, 2018 and September 1, 2018 for Heritage Commons III and Heritage Commons IV, respectively, subject to the interest rate increasing to 9.7% per annum for Heritage Commons III and 11.018% per annum for Heritage Commons IV. The loans may be prepaid only after August 1, 2013 for Heritage Commons III and December 1, 2013 for Heritage Commons IV, subject to a yield maintenance charge.

(3)

A portion of the purchase price for Heritage Commons IV was funded by a mezzanine loan (the “Mezz Loan”). The Mezz Loan runs coterminous with the mortgage loan and has the same extension provision; however, it must be prepaid concurrent with any prepayment of the mortgage loan. The Mezz Loan may be prepaid, subject to the payment of an exit fee equal to a percentage of the related principal amount being prepaid ranging from 1% to 4%, depending on the timing of the prepayment. The Mezz Loan is collateralized by the Company’s equity interest in the borrower, a wholly-owned subsidiary of the Company’s Operating Partnership, which pledged 100% of its membership interest in the borrower to the lender as collateral for the Mezz Loan. The Company’s Operating Partnership has guaranteed certain of the borrower’s obligations under the Mezz Loan agreements. In January 2013, the Company repaid the Mezz Loan as described in Note 14 “Subsequent Events.”

(4)

In connection with the closing of the Austin Property, the Company drew $2.8 million on the Credit Facility, and repaid $2.0 million of that amount as of December 31, 2012. In January 2013, the Company repaid the remaining amounts due under the Credit Facility and the Company has decided not to renew the Credit Facility upon its expiration on March 24, 2013.

(5)	The amount of the loan and the amount of the monthly payments were translated from Euros to U.S. dollars at the exchange rate applicable on December 31, 2012.
(6)

In connection with the acquisition of the properties, the Company obtained a senior secured loan in the aggregate principal amount of approximately €8.7 million (the “Retail Centers Loan”) or $11.5 million based on using the exchange rate from Euros to U.S. dollars applicable on the date of purchase of the properties. In the event of a sale of the properties, or the early repayment of proportionate loan amounts, the lender shall be entitled to a payment of approximately €3.4 million with respect to the Worms Retail Center, approximately €2.1 million with respect to the Gütersloh Retail Center, approximately €2.0 million with respect to the Bremerhaven Retail Center, and approximately €2.9 million with respect to the Hannover Retail Center. These amounts would equate to $4.5 million, $2.8 million, $2.6 million and $3.8 million, respectively, if translated from Euros to U.S. dollars at the exchange rate applicable on December 31, 2012.

(7)

The Company assumed an existing first mortgage on the Jacksonville Property. The existing mortgage may be prepaid, in full but not in part, after September 1, 2013, subject to a reinvestment charge for any prepayment occurring sooner than six months before maturity. Any prepayment of all or any portion of the principal balance of the loan before September 1, 2013, will give rise to a default prepayment premium equal to the greater of (i) 10% of the outstanding principal balance then outstanding, or the reinvestment change. The existing mortgage is collateralized by the real property, improvements and personal property of the Jacksonville Property, together with an assignment of rents, and the assignment of interest in certain management agreements.

(8)

Interest-only payments are payable semi-annually in arrears, on January 15 and July 15 of each year, during the first five years. Commencing on January 15, 2018, amortized semi-annual payments of principal become due and payable as follows: January 15, 2018 – 1.25% of the original principal balance; July 15, 2018 – 1.25% of the original principal balance; January 15, 2019 – 1.5% of the original principal balance; and July 15, 2019 – 1.5% of the original principal balance.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

7.	Indebtedness (continued)

Credit Facility – In March 2011, the Company entered into a secured revolving line of credit (the “Credit Facility”) in an initial amount of up to $35 million to be used primarily for funding the acquisition of domestic stabilized income-producing commercial real properties. The Credit Facility had an initial term of two years, with an option to extend for an additional year, subject to the payment of an extension fee and certain other conditions and bears interest at LIBOR plus 2.75%. Draws on the Credit Facility were collateralized by the real property, personal property relating to the real estate, and a pledge of the Company’s equity interest in the entity that owned the property. The Company borrowed $2.8 million under Credit Facility in connection with the Company’s acquisition of a distribution center in Austin, Texas in June 2011.

In June 2012, the Company modified its Credit Facility to reduce the borrowing capacity to $25 million, and in December 2012, the Company agreed with the lender to further reduce it to $2.8 million. In connection with the modifications, the Company wrote off approximately $0.1 million in unamortized loan costs during the year ended December 31, 2012. In the third and fourth quarters of 2012, the Company failed to meet the minimum raise requirement covenant of the Credit Facility and in connection therewith, requested and received a waiver of the requirement from the lender. As of December 31, 2012 and 2011, there was $0.8 million and $2.8 million, respectively, outstanding under the Credit Facility. In January 2013, the Company repaid the Credit Facility as described in Note 14 “Subsequent Events.”

The Company’s debt contain customary covenants, agreements, representations and warranties and events of default, all as set forth in the respective loan documents. Additionally certain of the Company’s agreements contain certain financial covenants, including (but not limited to) the following: debt coverage ratio, minimum raise, limitations on incurrence of additional indebtedness. As of December 31, 2012, with the exception of the minimum raise requirement as discussed above, the Company was in compliance with these covenants.

Maturities of indebtedness for the next five years and thereafter, in aggregate, as of December 31, 2012 are:

2013	$2,063,850
2014	1,370,637
2015	1,452,414
2016(1)	34,882,372
2017	934,671
Thereafter	37,214,623

$77,918,567

FOOTNOTE:

(1)	For the purposes of the five year maturity table above, management assumed that the principal amounts outstanding on two of the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

7.	Indebtedness (continued)

The estimated fair market value and carrying value of the Company’s mortgage notes payable were approximately $78.4 million and $77.1 million, respectively, as of December 31, 2012, and $36.9 million and $36.7 million, respectively, as of December 31, 2011, based on then-current rates and spreads the Company would expect to obtain for similar borrowings. The Company estimates the fair market value of its Credit Facility approximates its carrying value as of both December 31, 2012 and 2011, based on then-current rates and spreads the Company would expect to obtain on similar facilities. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable and Credit Facility are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of other financial assets and liabilities approximated the carrying values as of December 31, 2012 and 2011 because of the relatively short maturities of the obligations.

8.	Related Party Arrangements

The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL (the “Managing Dealer”), the Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to the following fees:

Managing Dealer – The Managing Dealer receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

Advisor – Subject to the Expense Support Agreement described below, the Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, Offering, acquisition and operating activities. Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the advisory agreement) of the Company’s properties as of the end of the preceding month.

The Advisor is also entitled to receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

8.	Related Party Arrangements (continued)

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

Property Manager – Pursuant to a master property management agreement, the Property Manager and/or sub-property manager receives property management fees of up to 4.5% of gross revenues for management of the Company’s properties.

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

For the nine properties owned as of December 31, 2012, the Company has agreed to pay the Property Manager and/or the Property Manager’s sub-property manager, property management fees ranging from 1.5% to 4.5% of gross revenues received from the applicable property.

CNL Capital Markets Corp – CNL Capital Markets Corp., an affiliate of CNL, receives an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to the Company pursuant to a services agreement. In March 2012, this agreement was amended to change the fee structure to a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the course of the term of the agreement. The new fee structure will be effective January 1, 2013.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

8.	Related Party Arrangements (continued)

For the years ended December 31, 2012, 2011 and 2010, the Company incurred the following fees due to the Managing Dealer in connection with its Offering:

	Year ended December 31,
	2012	2011	2010

Selling commissions	$2,405,147	$1,401,721	$522,587
Marketing support fees	1,030,777	600,738	240,534

	$3,435,924	$2,002,459	$763,121

For the years ended December 31, 2012, 2011 and 2010, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Year ended December 31,
	2012	2011	2010
Reimbursable expenses:
Offering costs	$1,776,993	$1,022,278	$405,282
Operating and acquisition expenses	1,171,453	895,231	961,638

	2,948,446	1,917,509	1,366,920
Investment services fees (1)	1,222,234	1,004,550	—
Asset management fees	679,802	168,180	—
Property management fees (1)	255,616	67,494	—
Expense support adjustment (2)	(1,073,984)	—	—

	$4,032,114	$3,157,733	$1,366,920

FOOTNOTES:

(1)

Includes amounts paid directly by subsidiaries of the Company to MGPA Advisory. MGPA Advisory is a sub-advisor of the Advisor and is affiliated with one of the Company’s directors, as of December 31, 2012.

(2)	See description of the Expense Support Agreement below.

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2012	2011
Due to Managing Dealer:
Selling commissions	$23,520	$31,558
Marketing support fees	10,080	13,525

	33,600	45,083

Due to Property Manager:
Property management fees	37,012	17,709

	37,012	17,709

Due to the Advisor and its affiliates:
Reimbursable offering costs	16,800	22,541
Reimbursable operating expenses	406,668	585,085
Investment services fees	422,088	—

	845,556	607,626

	$916,168	$670,418

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

8.	Related Party Arrangements (continued)

In March 2012, the Company’s board of directors approved an Expense Support and Conditional Reimbursement Agreement with its Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and asset management fees to the Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative modified funds from operations (as defined in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to the Company’s total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement is terminable by the Advisor, but not before December 31, 2013, as amended, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of reimbursement within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and the Company will have no obligation to pay such amounts

For the year ended December 31, 2012, approximately $0.6 million in asset management fees and approximately $0.5 million in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement. The Company will record such amounts as operating expenses in future periods to the extent, if any, it determines that these amounts are probable of being reimbursed to the Advisor. As of December 31, 2012, the Company determined it was not probable that the performance hurdles would be achieved within the applicable reimbursement period, due to cumulative nature of such metrics; therefore, the Company has not recognized any expense for the amounts deferred.

The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. During 2012, total operating expenses in excess the Limitation were $1.1 million, all of which related to the Expense Year ended March 31, 2012. The Company’s independent directors determined that operating expenses in excess of the Limitation were justified based on a number of factors. These factors included how quickly new equity capital was raised and invested and the relationship of these investments to the Company’s operating expenses, many of which were necessary as a result of being a public company. There were no additional expenses in excess of the Limitation incurred for the year ended December 31, 2012.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s Offering, as described in Note 9. “Stockholders’ Equity”. The Advisor has incurred an additional $6.3 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on costs) as of December 31, 2012. Depending on the level of additional proceeds from the Offering, as well as proceeds from any additional offering the Company may determine to pursue, and continuing expenses thereof, it is likely that most of the additional $6.3 million will not be required to be reimbursed to the Advisor.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

9.	Stockholders’ Equity

Public Offering – As of December 31, 2012, the Company had received aggregate offering proceeds of approximately $64.0 million, including proceeds of approximately $1.4 million from shares sold through its distribution reinvestment plan. The Offering will terminate no later than April 23, 2013.

Stock Issuance and Offering Costs – The Company has incurred costs in connection with the offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity.

In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by the Company may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by the Company’s Advisor and subsequently reimbursed by the Company subject to this limitation.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $5.2 million, $3.0 million and $1.2 million, respectively, in stock issuance and offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 8. “Related Party Arrangements,” excluding approximately $6.3 million of expenses that the Company has not yet become obligated to pay the Advisor as a result of the 15% cap.

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

During the years ended December 31, 2012, 2011 and 2010, cash distributions totaling approximately $3.2 million, $1.1 million and $0.1 million, respectively, were declared payable to stockholders (including approximately $0.3 million, $0.1 million and $0.04 million declared but unpaid as of December 31, 2012, 2011 and 2010, respectively, which were paid in January 2013, 2012 and 2011, respectively). As the Company did not have significant net cash from operating activities, 91% of distributions declared were funded from Offering proceeds for GAAP purposes for 2012, and 100% were funded from Offering proceeds for 2011 and 2010. In addition, 100% of distributions for the years ended December 31, 2012, 2011 and 2010 were considered a return of capital for federal income tax purposes.

Redemption Plan – The Company has adopted a redemption plan that allows a stockholder who has held shares for at least one year to request that the Company redeem between 25% and 100% of its shares. If the Company has sufficient funds available to do so and if it chooses, in its sole discretion, to redeem shares, the aggregate number of shares redeemed in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

if the Company elects to redeem shares, some or all of the proceeds from the sale of shares under its distribution reinvestment plan attributable to any month may be used to redeem shares presented for redemption during such month. In addition, the Company may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

9.	Stockholders’ Equity (continued)

During the year ended December 31, 2012, the Company received and accepted redemptions requests for 32,064 shares for approximately $0.3 million under its redemption plan, of which approximately $0.05 million was paid in January 2013. During the years ended December 31, 2011 and 2010, the Company did not receive any requests eligible for redemption under its redemption plan.

The Company’s board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in the Company’s best interest.

10.	Income Taxes

During the year ended December 31, 2012, the Company recognized state and foreign income tax expense (benefit) related to its properties in Texas and Germany, resulting in a net tax benefit of approximately $0.3 million. There was state income tax expense of approximately $0.02 million for the year ended December 31, 2011 relating to the Company’s properties in Texas.

The components of the provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	43,004	17,034	—
Foreign	17,815	—	—

Total current provision	60,819	17,034	—

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(285,994)	—	—

Total deferred benefit	(285,994)	—	—

Income tax (benefit) expense	$(225,175)	$17,034	$—

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

10.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of:

	December 31,
	2012	2011
Deferred tax assets relating to:
Fixed assets	$301,684	$—
Net operating loss carryforwards	93,162	—

Total deferred tax assets	394,846	—
Valuation allowance	(85,778)	—

Net deferred tax assets	309,068	—
Deferred tax liabilities relating to:
Accruals	15,531	—

Total deferred tax liabilities	15,531	—

Total deferred tax assets, net	$293,537	$—

As of December 31, 2012, the Company had recorded deferred tax assets of approximately $0.4 million, of which approximately $0.09 million related to net operating losses generated in Luxembourg. The Company recorded a full valuation allowance against the net deferred tax asset in Luxembourg as it was deemed more likely than not that future taxable income would be insufficient to realize future tax benefits. The net operating losses in Luxembourg can be carried forward indefinitely.

The Company’s U.S. and foreign losses before income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. loss	$(4,466,668)	$(3,618,443)	$(928,951)
Foreign loss	(1,993,095)	—	—

Total	$(6,459,763)	$(3,618,443)	$(928,951)

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2012		2011		2010
Tax benefit computed at federal statutory rate	$(2,260,917)	35.00%	$(1,266,455)	(35.00%)	$(325,133)	(35.00%)
Impact of REIT election	2,260,917	(35.00%)	1,266,455	35.00%	325,133	35.00%
State income tax provision, net	43,004	0.67%	17,034	0.47%	—
Foreign income tax benefit	(268,179)	(4.15%)	—		—

Income tax (benefit) expense	$(225,175)	(3.48%)	$17,034	0.47%	$—	0.00%

The tax years 2010 through 2012 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Germany, Luxembourg and the United States.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

10.	Income Taxes (continued)

As a REIT and to the extent it distributes all its taxable income, the Company will not have federal income tax liability. As of December 31, 2012, the Company had cumulative net operating losses of approximately $1.2 million which will begin to expire in 2030. The Company does not believe it will be able to realize these net operating loss carryforwards in the future; therefore, it has not included such amounts in deferred taxes, described above.

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

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

12.	Concentration of Risk

The Company has determined that it operates in one reportable segment, real estate ownership, with domestic and foreign investments. The following table provides a summary of the geographic diversification of the Company’s portfolio based on the purchase price and revenues of properties owned as of December 31, 2012.

Geographic Region	Percentage of Purchase Price	Percentage of Revenues for the Year Ended December 31, 2012
Texas	45.0%	83.0%
Florida	35.2%	9.2%
Germany (1)	19.8%	7.8%

Total	100.0%	100.0%

FOOTNOTES:

(1)

Amounts converted from Euros to U.S. dollars at (a) varying exchange rates on the respective date of original purchase with respect to purchase prices, and (b) an exchange rate of $1.32 per Euro, the exchange rate as of December 31, 2012 with respect to revenues.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

12.	Concentration of Credit Risk (continued)

As of December 31, 2012, 2011 and 2010, the Company had the following tenants that individually accounted for 10% or more of its aggregate total revenues or leased more than 10% of the Company’s total assets:

Tenant	Percentage of Total Revenues(1)			Percentage of Total Assets(2)
	2012	2011	2010	2012	2011	2010

Mercedes-Benz Financial Services USA, LLC (3) (“Mercedes”)	48.5%	32.4%	0%	23.4%	50.6%	0%

DynCorp International, LLC(3) (“DynCorp”)	29.7%	57.6%	0%	14.1%	30.0%	0%

Samsonite, LLC (4) (“Samsonite”)	9.2%	0%	0%	34.4%	0%	0%

FOOTNOTES:

(1)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments and amortization of above market lease intangibles.
(2)	Represents net book value of real estate assets and lease intangibles associated with the property leased by the tenant as of the end of the period presented.
(3)	The Company anticipates that the percentage of revenue generated by DynCorp and Mercedes will decrease in 2013 as the properties that were purchased in 2012 are leased for the full period.
(4)

The Company acquired the property leased to Samsonite in October 2012. The Company anticipates that the percentage of revenues from Samsonite, LLC will increase in 2013 as the property is leased for the full period.

Failure of any of these tenants to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2012

13.	Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011:

2012 Quarters	First	Second	Third	Fourth	Year
Total revenues	$1,879,883	$2,001,033	$1,967,534	$3,204,341	$9,052,791
Acquisition fees and expenses	(579,101)	(195,739)	(883,356)	(1,548,494)	(3,206,690)
Operating loss	(927,933)	(115,606)	(759,593)	(1,231,823)	(3,034,955)
Net loss	(1,607,899)	(910,096)	(1,376,890)	(2,339,703)	(6,234,588)
Weighted average number of shares outstanding (basic and diluted)	3,491,865	4,572,840	5,456,976	6,094,775	4,908,673
Net loss per share of common stock (basic and diluted)	$(0.46)	$(0.20)	$(0.25)	$(0.38)	$(1.27)

2011 Quarters	First	Second	Third	Fourth	Year
Total revenues	$—	$48,655	$870,976	$1,548,470	$2,468,101
Acquisition fees and expenses	(5,060)	(670,599)	(88,641)	(834,528)	(1,598,828)
Operating loss(1)	(261,634)	(1,009,276)	(314,218)	(1,039,028)	(2,624,156)
Net loss	(269,434)	(1,113,819)	(596,649)	(1,655,575)	(3,635,477)
Weighted average number of shares outstanding (basic and diluted)	1,024,498	1,464,656	1,984,627	2,486,898	1,744,849
Net loss per share of common stock (basic and diluted)	$(0.26)	$(0.76)	$(0.30)	$(0.67)	$(2.08)

FOOTNOTES:

(1)

These amounts reflect the reclassification of certain amounts in the consolidated statement of operations for the year ended December 31, 2011; refer to “Reclassification section in Accounting Policies.”

14.	Subsequent Events

During the period January 1, 2013 through March 12, 2013, the Company received additional subscription proceeds of approximately $10.4 million, including $0.4 million in proceeds from the Company’s distribution reinvestment plan.

During January 2013, the Company repaid the outstanding balance of $0.8 million of its Credit Facility prior to its expiration on March 24, 2013.

During February and March 2013, the Company extinguished the outstanding balance of $4.0 million of its Mezzanine debt that bears interest at a rate of 11%.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework”.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

(1)	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2012

(3)	Index to Exhibits – Reference is made to the Exhibit Index beginning on page 87 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 22, 2013.

GLOBAL INCOME TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. SENEFF, JR.	Chairman of the Board and Director	March 22, 2013
James M. Seneff, Jr.

/s/ DOUGLAS N. BENHAM	Independent Director	March 22, 2013
Douglas N. Benham

/s/ JAMES P. DIETZ	Independent Director	March 22, 2013
James P. Dietz

/s/ STEPHEN J. LAMONTAGNE	Independent Director	March 22, 2013
Stephen J. LaMontagne

/s/ ANDREW A. HYLTIN	President and Chief Executive Officer	March 22, 2013
Andrew A. Hyltin

/s/ STEVEN D. SHACKELFORD	Chief Financial Officer	March 22, 2013
Steven D. Shackelford	(Principal Financial Officer)

/s/ IXCHELL C. DUARTE	Chief Accounting Officer	March 22, 2013
Ixchell C. Duarte	(Principal Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2012 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2013 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 333-158478) filed August 13, 2010, and incorporated herein by reference.)

3.1.1	Articles of Amendment (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed July 1, 2011, and incorporated herein by reference.)

3.2	Third Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix B to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

4.1.1	Form of Combined Subscription Agreement (Previously filed as Exhibit 4 1.1 to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-158478) filed November 14, 2011, and incorporated herein by reference.)

4.2	Form of Distribution Reinvestment Plan (Previously filed as Appendix C to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

4.3	Form of Redemption Plan (Previously filed as Appendix D to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment Two to the Registration Statement on Form S-11 (File No. 333-158478) filed November 12, 2009, and incorporated herein by reference.)

10.1	Third Amended and Restated Limited Partnership Agreement of Global Income, LP (Previously filed as Exhibit 10.1 to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

10.2	Amended and Restated Escrow Agreement (Previously filed as Exhibit 10.2 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-158478) filed April 2, 2010, and incorporated herein by reference.)

10.3	Fourth Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.3.1	Expense Support and Conditional Reimbursement Agreement (Previously filed as Exhibit 10.3.1 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.4	Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 333-158478) filed August 13, 2010, and incorporated herein by reference.)

10.4.1	Second Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.1 to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

10.4.2	Third Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.2 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.5	Amended and Restated Service Agreement (Previously filed as Exhibit 10.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed February 25, 2010, and incorporated herein by reference.)

10.5.1	Termination Agreement (Previously filed as Exhibit 10.5.1 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.5.2	Service Agreement (Previously filed as Exhibit 10.5.2 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.6	Form of Indemnification Agreement between Global Income Trust, Inc. and Andrew A. Hyltin dated March 2, 2011 and effective as of November 1, 2010; Holly J. Greer dated January 10, 2012 and effective as of August 11, 2011; Ixchell C. Duarte dated June 20, 2012; Andrew Wood dated August 14, 2012; James M. Seneff, Jr. dated December 10, 2012, and each of Steven D. Shackelford, Douglas N. Benham, James P. Dietz, Stephen J. LaMontagne, Kent Crittenden, Erin M. Gray, Scott C. Hall and John F. Starr dated December 11, 2012. (Filed herewith.)

10.7	Credit Agreement dated as of March 24, 2011, by and among Macquarie CNL Global Income Trust, Inc., Macquarie CNL Income, LP and JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 29, 2011, and incorporated herein by reference.)

10.7.1	Promissory Note for up to $50,000,000 dated as of March 24, 2011, in favor of JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed March 29, 2011, and incorporated herein by reference.)

10.7.2	Pledge and Security Agreement dated as of March 24, 2011, by and among Macquarie CNL Global Income Trust, Inc., Macquarie CNL Income, LP and JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed March 29, 2011, and incorporated herein by reference.)

10.8	Purchase and Sale Agreement dated April 25, 2011 among Heritage Commons III, Ltd., Heritage Commons IV, Ltd, and Macquarie CNL Income, LP and amendments thereto. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.8.1	Partial Assignment of Purchase and Sale Agreement dated June 28, 2011 between Macquarie CNL Income, LP and IN-105 Heritage III, LLC. (Previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9	Assignment and Assumption of Leases dated June 28, 2011 between Heritage Commons III, Ltd. and IN-105 Heritage III, LLC. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.10	Loan Agreement dated June 28, 2011 between IN-105 Heritage III, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.10.1	Promissory Note ($12,400,000) dated June 28, 2011 by IN-105 Heritage III, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.10.2	Limited Recourse Guaranty Agreement dated June 28, 2011 by Macquarie CNL Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.11	Real Estate Purchase and Sale Contract dated the effective date of March 21, 2011 between Bay Investors, LLC and CNL Real Estate Services Corp. (d/b/a CNL Commercial Real Estate) and amendments thereto. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.11.1	Assignment and Assumption of Real Estate Purchase and Sale Contract dated March 28, 2011 between CNL Real Estate Services Corp. d/b/a CNL Commercial Real Estate and Macquarie CNL Income, L.P. (Previously filed as Exhibit 10.4.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.11.2	Assignment of Real Estate Purchase and Sale Contract dated June 8, 2011 between Macquarie CNL Income, L.P. and IN-104 Austin, LLC. (Previously filed as Exhibit 10.4.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.12	Assignment and Assumption of Lease dated June 8, 2011 between Bay Investors, LLC and IN-104 Austin, LLC. (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.13	Joinder Agreement dated June 8, 2011 between IN-104 Austin, LLC and JPMorgan Chase Bank, N.A. (under that certain Credit Agreement dated March 24, 2011 among Macquarie CNL Income, LP, Macquarie CNL Global Income Trust, Inc. and JPMorgan Chase Bank, N.A.). (Previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.14	Partial Assignment of Purchase and Sale Agreement dated October 27, 2011 between Global Income, LP and GIT Heritage IV TX, LLC. (Previously filed as Exhibit 10.1.1 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.15	Assignment and Assumption of Leases dated October 27, 2011 between Heritage Commons III, Ltd. and GIT Heritage IV TX, LLC. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.16	Loan Agreement dated October 27, 2011 between GIT Heritage IV TX, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.16.1	Promissory Note ($20,500,000) dated October 27, 2011 by GIT Heritage IV TX, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.1 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.16.2	Limited Recourse Guaranty Agreement dated October 27, 2011 by Global Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.17	Mezzanine Loan Agreement dated October 27, 2011 between GIT Heritage IV Mezz, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.17.1	Mezzanine Promissory Note ($4,000,000) dated October 27, 2011 by GIT Heritage IV Mezz, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.4.1 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.17.2	Pledge and Security Agreement dated October 27, 2011 between GIT Heritage IV Mezz, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.4.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.17.3	Limited Recourse Mezzanine Guaranty Agreement dated October 27, 2011 by Global Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.4.3 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.18	Purchase and Sale Agreement dated May 29, 2012 by and among Imeson West I, LLC and Global Income, LP. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 14, 2012, and incorporated herein by reference.)

10.19	Third Amendment dated October 3, 2012 to the Credit Agreement dated as of March 24, 2011, by and among, Global Income, LP, Global Income, Trust, Inc., IN-104 Austin, LLC and JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 10, 2012, and incorporated herein by reference.)

10.20	Second Amendment dated June 27, 2012 to the Credit Agreement dated as of March 24, 2011, by and among, Global Income, LP, Global Income, Trust, Inc., IN-104 Austin, LLC and JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed October 10, 2012, and incorporated herein by reference.)

10.21	Assignment and Assumption of Lease by and between Imeson West I, LLC and GIT Imeson Park FL, LLC dated October 12, 2012 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.22	Promissory Note by and between Imeson West I, LLC and Thrivent Financial for Lutherans dated August 27, 2007 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.23	Note Modification Agreement by and between Imeson West I, LLC and Thrivent Financial for Lutherans dated as of November 18, 2008 (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.24	Construction/Permanent Mortgage and Security Agreement and Fixture Financing Statement between Imeson West I, LLC and Thrivent Financial for Lutherans dated as of August 27, 2007 (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.25	Assumption and Modification and Spreader Agreement by and among Imeson West I, LLC, GIT Imeson Park FL, LLC and Thrivent Financial for Lutherans dated as of October 12, 2012 (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.26	Escrow Agreement by and among Thrivent Financial for Lutherans, Imeson West I, LLC, GIT Imeson Park FL, LLC and Interlachen Portfolio Management Company, LLC dated as of October 12, 2012 (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.27	English translation of German Framework Agreement dated as of August 3, 2012, by and among REPCO 8 S.A., REPCO 15 S.A., REPCO 14 S.A., REPCO 2 S.A. (“Sellers”) and GIT Worms S.à r.l.(“Buyer”) (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.27.1	English translation of Property Purchase Agreement with Conveyance by and between REPCO 8 S.A. and GIT Worms S.à r.l., as Annex A1 to the Framework Agreement, filed as Exhibit 10.1. (Previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.27.2	English translation of Property Purchase Agreement with Conveyance by and between REPCO 15 S.A. and GIT Worms S.à r.l., as Annex A2 to the Framework Agreement, filed as Exhibit 10.1. (Previously filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.27.3	English translation of Property Purchase Agreement with Conveyance by and between REPCO 14 S.A. and GIT Worms S.à r.l., as Annex A3 to the Framework Agreement, filed as Exhibit 10.1. (Previously filed as Exhibit 10.1.3 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.27.4	English translation of Property Purchase Agreement with Conveyance by and between REPCO 2 S.A. and GIT Worms S.à r.l., as Annex A4 to the Framework Agreement, filed as Exhibit 10.1. (Previously filed as Exhibit 10.1.4 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.28	English translation of German Loan Agreement dated August 3, 2012, by and between GIT Worms S.à r.l. and Bayerische Landesbank. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.29	English translation of Security Purpose Agreement dated August 13, 2012, by and between GIT Worms S.à r.l. Luxembourg and Bayerische Landesbank. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.30	English translation of Pledge Rent Agreement dated August 3, 2012, by and between GIT Worms S.à r.l. Luxembourg and Bayerische Landesbank. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.31	English translation of Rent Assignment dated August 3, 2012, by and between GIT Worms S.à r.l. Luxembourg and Bayerische Landesbank. (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Income Trust, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

Years ended December 31, 2012, 2011 and 2010

		Balance at	Charged to	Charged to	Balance at
		Beginning	Costs and	Other	End
Year	Description	of Year	Expenses	Accounts	of Year

2010	Deferred tax asset valuation allowance	$—	$—	$—	$—

		$—	$—	$—	$—

2011	Deferred tax asset valuation allowance	$—	$—	$—	$—

		$—	$—	$—	$—

2012	Deferred tax asset valuation allowance	$—	$—	$(85,778)	$(85,778)

		$—	$—	$(85,778)	$(85,778)

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2012 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amounts at which Carried at Close of Period (2)
Property/ Location	Encumbrances	Land & Land Improvements	Buildings & Building Improvements	Tenant Improvements	Improvements	Land & Land Improvements	Buildings & Building Improvements	Tenant Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed

Austin Property-Industrial Building Pflugerville, Texas	$820	$1,819	$2,012	$53	$—	$1,819	$2,012	$53	$3,884	$(156)	2000	06/08/11	(1)

Heritage Commons III-Office Building Fort Worth, Texas	12,011	2,608	10,086	414	—	2,608	10,086	414	13,108	(570)	2006	06/28/11	(1)

Heritage Commons IV-Office Building Fort Worth, Texas	20,097	3,015	15,900	4,026	14	3,015	15,914	4,026	22,955	(1,307)	2008	10/27/11	(1)

Samsonite – Industrial Distribution Facility Jacksonville, Florida	26,626	6,284	24,545	426	—	6,284	24,545	426	31,255	(196)	2008	10/12/12	(1)

Giessen -Retail Center Giessen, Germany(3)	2,904	795	3,803	—	—	795	3,803	—	4,598	(81)	2008	03/08/12	(1)

Worms – Retail Center Worms, Germany(3)	3,709	1,064	4,320	—	—	1,064	4,320	—	5,384	(28)	2007	09/27/12	(1)

Gutersloh – Retail Center Gutersloh, Germany(3)	2,313	1,102	2,230	—	—	1,102	2,230	—	3,332	(14)	2007	09/27/12	(1)

Bremerhaven - Retail Center Bremerhaven, Germany(3)	2,205	527	2,894	—	—	527	2,894	—	3,421	(6)	2007	11/30/12	(1)

Hannover – Retail Center Hannover, Germany(3)	3,234	1,840	2,823	—	—	1,840	2,823	—	4,663	(-)	2005	12/21/12	(1)

	$73,919	$19,054	$68,613	$4,919	$14	$19,054	$68,627	$4,919	$92,600	$(2,358)

Transactions in real estate and accumulated depreciation as of December 31, 2012 are as follows:

Balance at December 31, 2010	$—	Balance at December 31, 2010	$—
2011 Acquisitions	39,933	2011 Depreciation	(442)

Balance at December 31, 2011	39,933	Balance at December 31, 2011	(442)
2012 Acquisitions	52,667	2012 Depreciation	(1,916)

Balance at December 31, 2012	$92,600	Balance at December 31, 2012	$(2,358)

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $125.6 million.
(3)	Amounts translated as of the end of the current period.