Form 10-Q
period 2013-03-31
Global Income Trust, Inc.
filed 2013-05-13
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock outstanding as of May 3, 2013 was 8,257,410.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1. Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS

Real estate investment properties, net	$88,928,037	$90,241,221
Lease intangibles, net	23,699,465	24,911,906
Cash and cash equivalents	6,250,540	2,037,120
Restricted cash	1,488,984	1,517,627
Loan costs, net	991,209	1,166,497
Deferred rent	682,137	480,502
Other assets	391,199	602,442
Deferred tax asset, net	286,842	293,537

Total assets	$122,718,413	$121,250,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage and other notes payable	$72,412,238	$77,098,567
Other liabilities	1,253,315	396,273
Accounts payable and accrued expenses	1,039,584	1,408,651
Unearned rent	621,367	594,240
Due to related parties	419,438	916,168
Real estate taxes payable	307,866	577,178
Credit facility	—	820,000

Total liabilities	76,053,808	81,811,077

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 7,677,297 and 6,438,444 shares issued, and 7,521,566 and 6,406,380 shares outstanding, respectively	75,215	64,063
Capital in excess of par value	63,823,711	54,438,509
Accumulated distributions	(5,542,670)	(4,417,093)
Accumulated deficit	(11,546,309)	(10,799,016)
Accumulated other comprehensive income (loss)	(145,342)	153,312

Total stockholders’ equity	46,664,605	39,439,775

Total liabilities and stockholders’ equity	$122,718,413	$121,250,852

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenues:
Rental income from operating leases	$3,076,016	$1,607,065
Tenant reimbursement income	363,365	272,818

Total revenues	3,439,381	1,879,883

Expenses:
Property operating expenses	729,274	615,699
General and administrative	530,388	519,402
Acquisition fees and expenses	33,693	579,101
Asset management fees	301,529	135,761
Property management fees	106,930	54,126
Depreciation and amortization	1,763,216	903,727

Total expenses	3,465,030	2,807,816

Expense support	(523,943)	—

Net expenses	2,941,087	2,807,816

Operating income (loss)	498,294	(927,933)

Other income (expense):
Interest and other income (expense)	(2,034)	267
Interest expense and loan cost amortization	(1,219,344)	(742,497)

Total other expense	(1,221,378)	(742,230)

Loss before income taxes	(723,084)	(1,670,163)

Income tax benefit (expense)	(24,209)	62,264

Net loss	$(747,293)	$(1,607,899)

Net loss per share of common stock (basic and diluted)	$(0.11)	$(0.46)

Weighted average number of shares of common stock outstanding (basic and diluted)	7,021,861	3,491,865

See accompanying notes to condensed consolidated financial statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net loss	$(747,293)	$(1,607,899)

Other comprehensive loss:
Unrealized foreign currency translation adjustments	(298,654)	(2,029)

Total other comprehensive loss	(298,654)	(2,029)

Comprehensive loss	$(1,045,947)	$(1,609,928)

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2013 (Unaudited) and the Year Ended December 31, 2012

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Distributions	Deficit	Income (Loss)	Equity
Balance at December 31, 2011	2,879,077	$28,791	$24,472,676	$(1,217,516)	$(4,564,428)	$—	$18,719,523
Subscriptions received for common stock through public offering and reinvestment plan	3,559,367	35,593	35,488,523	—	—	—	35,524,116
Redemptions of common stock	(32,064)	(321)	(309,773)	—	—	—	(310,094)
Stock issuance and offering costs	—	—	(5,212,917)	—	—	—	(5,212,917)
Net loss	—	—	—	—	(6,234,588)	—	(6,234,588)
Other comprehensive income	—	—	—	—	—	153,312	153,312
Distributions declared ($0.0017808 per share per day)	—	—	—	(3,199,577)	—	—	(3,199,577)

Balance at December 31, 2012	6,406,380	64,063	54,438,509	(4,417,093)	(10,799,016)	153,312	39,439,775
Subscriptions received for common stock through public offering and reinvestment plan	1,238,853	12,389	12,339,042	—	—	—	12,351,431
Redemptions of common stock	(123,667)	(1,237)	(1,152,882)	—	—	—	(1,154,119)
Stock issuance and offering costs	—	—	(1,800,958)	—	—	—	(1,800,958)
Net loss	—	—	—	—	(747,293)	—	(747,293)
Other comprehensive loss	—	—	—	—	—	(298,654)	(298,654)
Distributions declared ($0.0017808 per share per day)	—	—	—	(1,125,577)	—	—	(1,125,577)

Balance at March 31, 2013	7,521,566	$75,215	$63,823,711	$(5,542,670)	$(11,546,309)	$(145,342)	$46,664,605

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(747,293)	$(1,607,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,763,216	903,727
Amortization of above- and below-market lease intangibles	72,258	16,583
Amortization of loan costs	70,695	105,738
Loss on early extinguishment of debt	99,134	—
Straight-line rent adjustments	(202,262)	(81,834)
Changes in operating assets and liabilities:
Other assets	203,741	(69,845)
Accounts payable and accrued expenses	(257,387)	63,585
Due to related parties	(532,853)	164,615
Unearned rent	27,127	215,438
Real estate taxes payable	(269,312)	(157,590)

Net cash provided by (used in) operating activities	227,064	(447,482)

Investing activities:
Acquisition of properties	—	(5,244,136)
Capital expenditures	—	(2,460)
Changes in restricted cash	28,643	30,298

Net cash provided by (used in) investing activities	28,643	(5,216,298)

Financing activities:
Subscriptions received for common stock through public offering and reinvestment plan	12,351,431	11,646,858
Proceeds from mortgage notes payable	—	2,865,190
Repayments of mortgage notes payable	(4,272,811)	(151,803)
Repayments on credit facility	(820,000)	(2,000,000)
Payment of stock issuance and offering costs	(1,764,835)	(1,654,447)
Distributions to stockholders	(1,063,742)	(500,491)
Payment of loan costs	(81,473)	(178,424)
Redemptions of common stock	(358,913)	(8,018)

Net cash provided by financing activities	3,989,657	10,018,865

Effect of exchange rate fluctuation on cash	(31,944)	2,634

Net increase in cash and cash equivalents	4,213,420	4,357,719

Cash and cash equivalents at beginning of period	2,037,120	5,429,114

Cash and cash equivalents at end of period	$6,250,540	$9,786,833

Supplemental disclosure of non-cash investing and financing transactions:
Amounts incurred but not paid:
Loan costs	$159,490	$—

Stock issuance and offering costs	$86,523	$139,950

Distributions declared	$411,412	$214,205

Redemptions	$841,902	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

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

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act. The Offering closed on April 23, 2013. As of March 31, 2013, the Company had received aggregate offering proceeds of approximately $76.4 million, including proceeds received through the Company’s distribution reinvestment plan.

As of March 31, 2013, the Company owned nine properties located in the U.S. and Germany, with approximately 1.3 million of leasable square feet that were 99.8% leased.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications — Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity.

Adopted Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).” This update clarified the guidance and requires preparers to report, in one place, information about reclassifications out of AOCI. The ASU also requires companies to report changes in AOCI balances. Effective January 1, 2013, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This update clarified the guidance in subtopic 360-20 as it applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. Effective January 1, 2013, the Company adopted this ASU, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements – In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This update affects entities that cease to hold a controlling financial interest (as described in subtopic 810-10) in a subsidiary or group of assets within a foreign entity when the subsidiary or group of assets is a business and there is a cumulative translation adjustment balance associated with that foreign entity. The update also affects entities that lose a controlling financial interest in an investment in a foreign entity (by sale or other transfer event) and those that acquire a business in stages (sometimes also referred to as a step acquisition) by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The Company will continue to assess whether this update will have a material impact on the Company’s financial position, results of operations or cash flows on future annual and interim periods.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

3.	Real Estate Investment Properties, net

As of March 31, 2013 and December 31, 2012, the Company had accumulated depreciation of approximately $3.1 million and $2.4 million, respectively.

4.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
In place leases	$26,186,915	$26,255,600
Above-market leases	1,998,003	2,008,784

Gross carrying amount	28,184,918	28,264,384
Accumulated amortization	(4,485,453)	(3,352,478)

Net Book Value	$23,699,465	$24,911,906

5.	Indebtedness

During the three months ended March 31, 2013, the Company extinguished the outstanding balance of $0.8 million of its credit facility prior to its scheduled expiration, and in addition, extinguished the outstanding balance of $4.0 million of its mezzanine loan that bore interest at a rate of 11% prior to its scheduled expiration. In connection therewith, the Company wrote-off approximately $0.1 million in unamortized loan costs which are included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013 as interest expense and loan cost amortization and as a loss on the early extinguishment of debt in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2013.

The Company’s debt contains customary covenants, agreements, representations and warranties and events of default, all as set forth in the respective loan documents. Additionally certain of the Company’s agreements contain certain financial covenants, including (but not limited to) the following: minimum debt service coverage ratios and limitations on the incurrence of additional indebtedness. As of March 31, 2013, the Company was in compliance with these covenants.

Maturities of indebtedness for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of March 31, 2013 was as follows:

2013	$971,038
2014	1,370,637
2015	1,452,414
2016 (1)	30,882,372
2017	931,489
Thereafter	36,804,288

$72,412,238

FOOTNOTE:

(1)	For the purposes of the maturity table above, management assumed that the principal amounts outstanding on two of the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

The fair market value and carrying value of the mortgage and other notes payable was approximately $73.6 million and $72.4 million, respectively, as of March 31, 2013 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes payable is categorized as level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2013 because of the relatively short maturities of the obligations.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

6.	Related Party Arrangements

For the three months ended March 31, 2013 and 2012, the Company incurred the following fees to the managing dealer, an affiliate of the Company’s Advisor, in connection with its Offering:

	2013	2012

Selling commissions	$827,746	$800,948
Marketing support fees	354,749	343,263

	$1,182,495	$1,144,211

For the three months ended March 31, 2013 and 2012, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	2013	2012
Reimbursable expenses:
Offering costs	$618,463	$582,562
Operating and acquisition expenses	251,257	308,389

	869,720	890,951
Investment services fees (1)	—	96,593
Asset management fees	301,529	135,761
Property management fees (1)	106,930	54,126
Expense support adjustment (2)	(523,943)	—

	$754,236	$1,177,431

FOOTNOTE:

(1)	Includes amounts paid directly by subsidiaries of the Company to MGPA Advisory. MGPA Advisory is a sub-advisor of the Advisor and was indirectly affiliated with one of the Company’s directors during the three months ended March 31, 2013 and the year ended December 31, 2012.
(2)	See description of the Expense Support Agreement below.

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	March 31, 2013	December 31, 2012
Due to managing dealer:
Selling commissions	$39,340	$23,520
Marketing support fees	16,860	10,080

	56,200	33,600

Due to Property Manager:
Property management fees	70,944	37,012

	70,944	37,012

Due to the Advisor, its affiliates and other related parties:
Reimbursable offering costs	30,323	16,800
Reimbursable operating expenses	261,971	406,668
Investment services fees	—	422,088

	292,294	845,556

	$419,438	$916,168

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

6.	Related Party Arrangements (continued)

In March 2012, the Company’s board of directors approved an Expense Support and Conditional Reimbursement Agreement with its Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and asset management fees to the Advisor and its affiliates are deferred and subordinated until such time, if any, that (i) cumulative modified funds from operations (as defined in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments are further subordinated to the Company’s total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement is terminable by the Advisor, but not before December 31, 2013, as amended, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of reimbursement within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and the Company will have no obligation to pay such amounts

For the three months ended March 31, 2013, approximately $0.3 million in asset management fees and approximately $0.2 million in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement. As of March 31, 2013, the Advisor had deferred a total of $1.6 million in expenses under the terms of the Expense Support Agreement. The Company will record such amounts as operating expenses in future periods to the extent, if any, it determines that these amounts are probable of being reimbursed to the Advisor. As of March 31, 2013, the Company determined it was not probable that the performance hurdles would be achieved within the applicable reimbursement period due to the cumulative nature of such metrics; therefore, the Company has not recognized any expense for the amounts deferred.

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. During the three months ended March 31, 2012, total operating expenses exceeded the Limitation by approximately $1.1 million. The Company’s independent directors determined that operating expenses in excess of the Limitation were justified based on a number of factors. These factors included how quickly new equity capital was raised and invested and the relationship of these investments to the Company’s operating expenses, many of which were necessary as a result of being a public company. For the Expense Year ended March 31, 2013, operating expenses after reduction by the expense support agreement did not exceed the Limitation.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s Offering. The Advisor has incurred an additional $5.9 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on costs) as of March 31, 2013. Of this amount, approximately $0.4 million was reimbursable by the Company to the Advisor as the result of additional proceeds from the Offering received through the close of the Offering on April 23, 2013. Although the Company’s board of directors could determine to pursue an additional equity offering in the future and further determine that certain costs previously incurred benefit such future offering, generally, the costs incurred in excess of the 15% limitation remain the responsibility of the Advisor following the close of the Company’s Offering.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

7.	Stockholders’ Equity

Public Offering – As of March 31, 2013, the Company had received aggregate offering proceeds of approximately $76.4 million, including proceeds of approximately $1.7 million from shares sold through its distribution reinvestment plan. The Offering closed on April 23, 2013 as described in Note 8, “Subsequent Events.”

Distributions – During the three months ended March 31, 2013 and 2012, cash distributions totaling approximately $1.1 million and $0.6 million, respectively, were declared payable to stockholders, including approximately $0.4 million and $0.2 million, declared but unpaid as of March 31, 2013 and 2012, respectively, which were paid in April 2013 and April 2012, respectively. For the three months ended March 31, 2013 and 2012, approximately 80% and 100%, of distributions declared to stockholders were considered to be funded with proceeds from our Offering, and 20% and 0% were considered to be funded with cash provided by operations, respectively, for GAAP purposes. In addition, approximately 23% of the cash distributions paid to stockholders were considered taxable income and 77% were considered a return of capital to stockholders for federal income tax purposes for the three months ended March 31, 2013; whereas, 100% of distributions for the three months ended March 31, 2012 were considered a return of capital for federal income tax purposes.

Redemptions – During the three months ended March 31, 2013, the Company received requests for the redemption of an aggregate of 123,667 shares of common stock, all of which were approved for redemption at an average price of $9.33 per share for a total of approximately $1.2 million, of which $0.8 million was paid in April 2013. Such redemptions were funded with proceeds from the Offering, including amounts received through the distribution reinvestment plan.

In April 2013, the Company’s board of directors approved the termination of the Company’s distribution reinvestment plan and the suspension of the Company’s stock redemption plan as described in Note 10, “Subsequent Events.”

8.	Income Taxes

For the three months ended March 31, 2013, the income tax expense associated with both state and international operations was $0.01 million each for a total of $0.02 million; whereas, for the three months ended March 31, 2012, the tax benefit (expense) associated with state and international operations was ($0.01) million and $0.07 million, respectively, for a net benefit of $0.06 million. The effective tax rate for the international properties was 15.8% for the three months ended March 31, 2013 and 2012.

9.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

See Note 6. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with the Expense Support Agreement, the Offering and the expenses thereof.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

10.	Subsequent Events

The Company’s Offering closed on April 23, 2013. During the period April 1, 2013 through April 23, 2013, the Company received additional subscription proceeds of approximately $7.4 million (0.7 million shares) from its Offering.

On April 10, 2013, the board of directors approved the termination of the Company’s distribution reinvestment plan (“DRP”), effective as of April 26, 2013. As a consequence of the termination of the DRP, beginning with the April 2013 monthly distributions, which are payable in May 2013, stockholders who were previously reinvesting their distributions in shares will receive cash distributions.

Also on April 10, 2013, the board of directors approved the suspension of the Company’s stock redemption plan (the “Redemption Plan”) effective as of April 10, 2013. As of the date of this filing, the Company had processed and paid all eligible redemption requests that were received, including one additional redemption request for 6,548 shares received in April 2013. The Company will not accept or otherwise process under the Redemption Plan any redemption requests received after April 10, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. Capitalized terms used in the Item 2 have the same meaning as in the accompanying condensed consolidated financial statements.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Global Income Trust, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectation. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors many of which are beyond the Company’s ability to control or accurately predict. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited amount of proceeds raised in the Company’s offering of its shares, including the limited number of investments made; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s ability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; consequences of our net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this and the Company’s other quarterly reports on Form 10-Q, and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at http://www.incometrust.com.

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

Our Common Stock Offering

In April 2010, we commenced our initial public offering of up to $1.5 billion of shares of common stock (the “Offering”), the net proceeds of which would be used primarily to fund our acquisitions of real estate and real estate-related assets. We commenced significant operations on October 8, 2010, when the minimum required offering proceeds were received and funds were released to us from escrow. Our Offering closed on April 23, 2013 and since inception, we received aggregate proceeds of approximately $83.7 million (8.4 million shares) from our Offering, including approximately $1.9 million (0.2 million shares) from our distribution reinvestment plan. Our board of directors has determined not to pursue an additional offering and to discontinue our distribution reinvestment plan at this time; therefore, we do not anticipate receiving additional equity proceeds in the near term.

Our Real Estate Portfolio

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. As of March 31, 2013, we owned nine properties, with approximately 1.3 million square feet of leasable space and our portfolio was 99.8% leased with a weighted average remaining lease term of 6 years. Our leases generally include terms whereby, in addition to payments of base rent with periodic escalations, tenants are responsible for some, and in two cases substantially all, of the operating expenses of the property. Our tenants include FedEx Ground Package System, Inc., Mercedes Benz Financial Services USA, LLC and Samsonite LLC, as well as, well-known value retailers in Germany, among others.

Operating Performance

With the completion of our offering and acquisition phases, our focus will shift to operations, including the operating performance of our portfolio. As we look for ways to increase our cash flows and build value, we expect to look for operating efficiencies to reduce general and administrative expenses and value creation opportunities relating to our properties, such as seeking lease extensions with tenants in advance of renewal option periods.

We expect the operating cash flows from our properties to increase over time as scheduled rent increases become due on certain properties. Moreover, less than 10% of our annualized base rents are set to expire prior to 2018; therefore, we do not expect any significant lease turnover in the near term.

We expect positive increases in our net cash from operations and funds from operations (“FFO”) in 2013 with the completion of our acquisition phase, since acquisition fees and expenses negatively impacted these financial measures even though we view them as being funded with capital proceeds, and as our properties are owned for the full period.

Distributions

We continue to focus on providing stockholders with attractive and stable cash distributions. To date, our distributions have been funded primarily with Offering proceeds. With the completion of our acquisition phase and as a result of the Expense Support Agreement, described in “Results of Operations – Expense Support Agreement,” in place, we expect cash from operations and FFO to increase sufficiently to fund substantially all of our distributions at the current rate by the latter half of 2013. If our Advisor determines not to extend the Expense Support Agreement beyond 2013 and we do not have sufficient cash available for distributions, we may have to amend our current distribution policy. In April 2013, our board of directors determined it was in the best interests of our Company to terminate our distribution reinvestment plan; therefore, all distributions paid, commencing in May 2013, will be paid in cash to stockholders. This will result in more net cash being required to fund distributions on a monthly basis due to the fact that approximately one-third of our monthly distributions were being reinvested in additional shares of common stock by participants of our distribution reinvestment plan.

Exit Strategy

Although the board of directors is not required to recommend a liquidity event by any certain date, based on the closing of our Offering in April 2013 and the estimated time needed to optimize our portfolio, it is anticipated that our Advisor will explore possible strategic alternatives and the board of directors may begin considering strategic alternatives for liquidity in 2014. Possible strategic alternatives for liquidity may include the sale of either our Company or our assets, potential merger opportunities, or the listing of our common shares on a national securities exchange. The actual date of our liquidity event is difficult to predict and is at the discretion of the board of directors, subject to our governing documents.

Liquidity and Capital Resources

General

To date, we have been in our offering and acquisition phase and, therefore, our primary sources of capital have been proceeds from our Offering and debt financing.

To date, our principal demands for funds have been for:

•	the acquisition of real estate and real estate-related assets,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Equity and Debt Capital

During the three months ended March 31, 2013, we received proceeds from our Offering, net of stock issuance and offering costs, of approximately $10.6 million. These amounts, as well as cash available as of December 31, 2012, were used primarily to repay the outstanding balances of $0.8 million on our revolving line of credit (“Credit Facility”) and $4.0 million on our mezzanine loan (“Mezz Loan”) obtained in connection with the acquisition of our Heritage Commons IV property. As of March 31, 2013, we had unused proceeds from our Offering of approximately $6.3 million. This amount, as well as subscription proceeds of approximately $7.4 million received April 1, 2013 through the close of the Offering on April 23, 2013, are expected to be used primarily to make an additional acquisition of real estate or real estate-related asset, to establish a reserve for future working capital and other needs, and to fulfill redemption requests through April 10, 2013, as described below.

During the three months ended March 31, 2013, we incurred stock issuance and offering costs of $1.8 million. In addition, as of March 31, 2013, our Advisor had incurred approximately $5.9 million of unreimbursed additional costs in connection with our Offering since our inception. We are obligated to reimburse the Advisor stock issuance and offering costs in an amount totaling up to 15% of the proceeds of our offerings. Of the additional $5.9 million our Advisor had incurred on our behalf as of March 31, 2013, we reimbursed our Advisor approximately $0.4 million as the result of additional proceeds we received through the close of the Offering on April 23, 2013. Although our board of directors could determine to pursue an additional equity offering in the future and further determine that certain costs previously incurred benefit such future offering, generally, the costs incurred in excess of the 15% limitation remain the responsibility of our Advisor following the close of our Offering.

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains); therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. With the close of our Offering, we do not expect to access equity capital markets in the near term and, therefore, will have limited capital to make acquisitions in the near term. Although we anticipate that our board of directors will begin to consider strategic alternatives in 2014 for providing liquidity to investors, which could include listing our shares on a national securities exchange and/or accessing equity capital markets, there is no guarantee we will do so.

Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit aggregate borrowings of up to approximately 75% of the aggregate value of our assets, our intent is to target our aggregate borrowings to between 50% and 60% of the aggregate value of our assets. With the repayment of the outstanding balance of $0.8 million on our Credit Facility and $4.0 million on our Mezz Loan during the three months ended March 31, 2013, we reduced our aggregate debt leverage ratio to 59.0% of the aggregate book value of our assets as of March 31, 2013, as compared to 64.3% at December 31, 2012. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings up to the levels described above, and in certain circumstances, in excess of these levels if approved by the board of directors.

We may seek to refinance our properties, but in doing so may face difficulties if the remaining term of our tenant’s lease obligations is less than five years. For example, the senior loans entered into at the time of our purchase of two of our properties each have an expected maturity in 2016. While each such senior loan contains a provision through which the loan can be extended for approximately two years, the extension triggers a substantial increase in the interest rate, and we therefore expect to refinance the debt prior to its initial maturity. The terms of any refinancing could be less favorable than the current terms if the properties’ tenants have not exercised their options to extend the leases.

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

Cash from Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties, which in general is rental income and tenant reimbursements less the property operating expenses and property management fees (“NOI”). Since we have now invested the majority of our offering proceeds and our properties owned as of March 31, 2013 are over 99% leased, we generally expect to earn an annualized return, before debt service, of approximately 8.2% on the cost of our current properties based on our weighted average going-in cap rates. Due to the nature of our leases, the tenants are responsible for a portion, or in two cases, substantially all, of the property operating expenses; therefore, any increases in property expenses are generally reimbursed by the tenants. In addition, our portfolio had a weighted average remaining lease term of 6 years as of March 31, 2013, with approximately 90% of our rental revenues scheduled to expire in 2018 or later. Based on this, we do not expect lease turnover or any increase in property expenses to have a significant impact on our cash flow from operations in the near term. However, we are vulnerable to tenant and geographic concentrations, whereby a default or non-renewal by one of our significant tenants or economic downturns in certain geographic regions would have a negative impact on our results of operations and cash flow from operations.

We experienced positive cash flow from operating activities for the three months ended March 31, 2013 of approximately $0.2 million, as compared to negative cash flow from operating activities for three months ended March 31, 2012, of $0.4 million. The difference in cash flows from operating activities between the periods presented was primarily the result of:

•	an increase in property NOI, net of interest expense on property debt, of approximately $1.0 million primarily attributable to the acquisition of five properties subsequent to March 31, 2012;

•	a decrease in acquisition fees and expenses of approximately $0.5 million primarily due to there being no acquisitions in 2013;

•	a decrease in certain operating expenses of $0.3 million primarily due to the Expense Support Agreement with our Advisor, described below; and

•

net cash used of approximately $0.8 million during the three months ended March 31, 2013, as compared to net cash provided of $0.2 million during the three months ended March 31, 2012 due to changes in operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2013 includes more than $0.5 million in acquisition fees and expenses paid, including amounts payable as of December 31, 2012. Since we have substantially completed our acquisition phase, we do not expect to incur a significant amount of acquisition fees and expenses in the future after the closing of any remaining acquisitions; therefore, we generally expect a positive trend in cash from operations in future periods.

As described above, during the three months ended March 31, 2013, our cash from operations was positively impacted by the Expense Support Agreement (described in “Results of Operations – Expense Support Agreement”) which we entered into with our Advisor commencing in April 2012, pursuant to which our Advisor agreed to defer and subordinate up to 100% of its asset management fees and reimbursements of personnel-related operating expenses to the extent that our modified funds from operations (“MFFO”) was less than distributions declared to stockholders. As a result of this agreement, our Advisor deferred approximately $0.5 million in such fees and expenses during the three months ended March 31, 2013. Our Advisor has agreed to defer fees and expenses under the Expense Support Agreement through December 31, 2013. The deferred amounts are subject to reimbursement if we achieve certain performance hurdles within three years of the applicable deferral. As of March 31, 2013, we did not believe it was probable that the performance hurdles would be achieved within the prescribed reimbursement period due to the cumulative nature of such metrics; therefore, we have not recognized any expense for the amounts deferred. We expect these expenses will continue to be deferred during the remainder of 2013 resulting in a continued positive impact to our cash from operations. If our Advisor determines to not extend the Expense Support Agreement beyond 2013, our results from operations, cash from operations and FFO could be negatively impacted.

Foreign Operations

As of March 31, 2013, 23.1% of our net real estate assets and 19.8% of our annualized base rents relate to properties in Germany. Because we have not obtained a cash flow hedge, we are vulnerable to changes in exchange rates. For the three months ended March 31, 2013, we experienced a negative impact of approximately $0.03 million on cash relating to unrealized foreign currency translation adjustments. Future movements in the exchange rate of Euros could materially impact our financial results and we may sell our assets in Germany at a time when the exchange rates are less favorable.

Our income outside the U.S. is subject to foreign income taxes; thereby, reducing our effective yield on our foreign assets. Generally, excess cash held in foreign subsidiaries is available for our use to fund domestic operations.

Working Capital

As of March 31, 2013, we had completed our acquisitions identified to date and had repaid in full the outstanding balances of our Credit Facility scheduled to mature in March 2013 and the Mezz Loan relating to our Heritage Commons IV property scheduled to mature in November 2016. The Credit Facility was paid in full in January 2013 and the mortgage lien against our property in Austin, Texas was released providing us with a potential source of future liquidity should we elect to refinance the asset.

As of March 31, 2013, we had cash and cash equivalents totaling $6.3 million. This amount, as well as subsequent net proceeds received through the close of our Offering, are expected to be used primarily to invest in an additional acquisition of real estate or real estate-related asset, to fulfill redemption requests, as described below, and to establish a reserve for future working capital and other needs. Due to the fact that our Offering has closed and we do not have other readily available sources of capital at this time, we intend to maintain a higher level of working capital in the near term.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. To date, we have had insufficient cash flows from operating activities or funds from operations to fund a significant portion of our distributions; therefore, such amounts have been substantially funded from proceeds of our Offering. Our board of directors has authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

The payment of distributions is a significant use of cash. Our objective is to maintain a reasonable level of cash reserves to provide for continued distributions at their current level, but there is no assurance that our cash reserves will be sufficient to maintain that level in the event of a tenant defaulting on their obligations and/or our Advisor not continuing to defer certain expenses under the Expense Support Agreement.

Going forward, our primary source of capital for the payment of distributions is expected to be net operating income generated by our leases, net of our general and administrative expenses, debt service payments and other operating expenses. Our ability to sustain the current distribution rate is therefore highly dependent upon our tenants paying their rent as contractually due, our ability to keep our properties leased, and reducing our general and administrative expenses, including beyond 2013 when our Advisor may elect to terminate its Expense Support Agreement with us. For additional information, see “Results of Operations - Expense Support Agreement” below. In addition, as a result of the termination of the DRP, described below, we will require an increased amount of cash to fund distributions starting in May 2013 if our distributions continue at the current rate.

The following table presents total distributions declared and issued, including distributions reinvested in additional shares through our DRP, net cash provided by (used in) operating activities and FFO for the three months ended March 31, 2013 and 2012:

			Distributions Paid (1)
	Distributions Declared Daily Per Share	Total Cash Distributions Declared (2)	Cash	Reinvested via DRP	Net Cash Provided by (Used In) Operating Activities (3)	FFO (4)
2013 Quarter
First	$0.0017808	$1,125,577	$735,545	$390,032	$227,064	$1,015,923

2012 Quarter
First	$0.0017808	$565,867	$382,565	$183,302	$(447,482)	$(704,172)

FOOTNOTES:

(1)

Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan, including amounts paid and shares issued subsequent to the period reported.

(2)

Our net loss and distributions were approximately $0.7 million and $1.1 million, respectively, for the three months ended March 31, 2013, and approximately $1.6 million and $0.6 million, respectively, for the three months ended March 31. 2012. Due to the fact that distributions declared exceeded GAAP net cash provided by operating activities for the three months ended March 31, 2013, approximately 80% of distributions declared to stockholders were considered funded with proceeds from our Offering for GAAP purposes; whereas, 100% of distributions for the three months ended March 31, 2012 were considered funded with proceeds from our Offering given that we had negative cash flows from operations.

(3)

Net cash provided by (used in) operating activities agrees with our Condensed Consolidated Statements of Cash Flows in our condensed consolidated financial statements. Such amounts generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in an earlier period. Net cash provided by operating activities includes deductions for acquisition fees and expenses in excess of $0.5 million for the three months ended March 31, 2013, including amounts accrued as of December 31, 2012. These payments were offset against net cash provided by operating activities but in our view funded from Offering proceeds. In addition to net cash provided by (used in) operating activities, our board of directors considers other factors in determining distributions, including expected and actual funds from operations as well as other factors.

(4)	See reconciliation of funds from operations below in “Results of Operations – Funds from Operations and Modified Funds from Operations.”

Generally, distributions up to the amount of our current or accumulated earnings and profits will be taxable to the recipient stockholders as ordinary income. We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Our board of directors considers a number of factors in its determination of the amount and basis of distributions it declares, including expected and actual net cash flow from operations, FFO, our overall financial condition, our Advisor’s determination in regards to deferring certain fees and expenses under the Expense Support Agreement, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition. For the three months ended March 31, 2013 and 2012, approximately 80% and 100%, of distributions declared to stockholders were considered funded with proceeds from our Offering for GAAP purposes.

On April 10, 2013, our board of directors determined to terminate our distribution reinvestment plan. As a result, our net cash requirements to fund our distribution payments will increase commencing in May 2013. In the event we do not generate sufficient cash from operations, we may have to revise our current distribution policy.

Common Stock Redemptions

During the three months ended March 31, 2013, we received requests for the redemption of an aggregate of 123,667 shares of common stock. We approved all such requests and, in accordance with the terms of our stock redemption plan, paid an average of $9.33 per share, for a total of $1.2 million, including $0.8 million which was paid in April 2013.

As a result of the termination of our distribution reinvestment plan and close of our Offering in April 2013, our board of directors determined to suspend our stock redemption plan effective April 10, 2013. Eligible redemption requests received as of April 10, 2013 were approved and paid as of the date of this filing. Redemption requests received after April 10, 2013 will not be accepted or processed.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our properties, other than those described above, risk factors identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, we owned nine real estate investment properties and our portfolio was 99.8% leased under operating leases.

In understanding our operating results in the accompanying financial statements and our expectations about the remainder of 2013 and beyond, it is important to understand how the growth in our assets has impacted our results of operations, including our net losses and property-level NOI that we define as property revenues, net of property operating expenses and property management fees.

The following table reconciles NOI to net loss (in millions) for the three months ended March 31, 2013 and 2012, and presents the total amount invested in properties and number of properties owned as of the end of each applicable period:

	March 31, 2013	March 31, 2012
Total revenues	$3.44	$1.88
Less:
Property operating expense	0.73	0.62
Property management fees	0.11	0.05

NOI	2.60	1.21
Less:
General and administrative expenses	0.53	0.52
Acquisition fees and expenses	0.03	0.58
Asset management fees	0.30	0.14
Depreciation and amortization	1.76	0.90
Expense support	(0.52)	—
Total other expenses	1.23	0.74
Income tax expense (benefit)	0.02	(0.06)

Net loss	$(0.75)	$(1.61)

Invested in properties	$120.6	$59.5

Number of properties, end of period	9	4

Substantially all of our 2012 acquisitions occurred in the fourth quarter. NOI for the three months ended March 31, 2013 reflects our investments of $120.6 million in properties for the full period presented. We anticipate using a portion of our cash on hand as of March 31, 2013, as well as additional net offering proceeds received subsequent to March 31, 2013 through the close of our Offering to invest in an additional property or real estate-related assets. In such event, we anticipate additional NOI generated in subsequent periods.

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Revenues. Rental income from operating leases and tenant reimbursement income were approximately $3.1 million and $0.4 million, respectively, for the three months ended March 31, 2013, as compared to approximately $1.6 million and $0.3 million, respectively, for the three months ended March 31, 2012. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred. The increase in rental income from operating leases and tenant reimbursement income was primarily due to revenues earned on the five properties purchased subsequent to March 31, 2012. We anticipate rental income from operating leases and tenant reimbursement income will increase in future periods to the extent we acquire an additional property with the remaining unused proceeds from our Offering.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2013 were approximately $0.7 million, as compared to approximately $0.6 million for the three months ended March 31, 2012. These expenses include property taxes, utilities and other costs to operate the property, some of which are reimbursable with reimbursed amounts included in revenues. The increase in property operating expenses was primarily due to expenses incurred on the five properties purchased subsequent to March 31, 2012. We anticipate property operating expenses will increase in future periods to the extent we acquire an additional property.

In general, as property operating expenses increase, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. Two of our properties are triple-net leased whereby the tenant is responsible for procuring and paying third parties directly for property operating expenses, including real estate taxes, insurance, utilities and other property operating expenses. The property operating expenses incurred and paid directly to third parties by these tenants is not included in our property operating expenses due to these amounts being the obligation of our tenants. In the event these tenants fail to meet their obligations to pay these expenses, we would be responsible for certain of these expenses; such as, real estate taxes of approximately $0.7 million per year. Accordingly, in such event, property operating expenses would increase.

General and Administrative Expenses. General and administrative expenses were approximately $0.5 million for both periods presented. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. Although our general and administrative expenses remained consistent across the three month periods presented, we expect general and administrative expenses to decrease as we complete our acquisition phase and focus on operating efficiencies.

Under the Expense Support Agreement, described below, all or a portion of reimbursable operating-related personnel expenses of affiliates of our Advisor for the period April 1, 2012 through December 31, 2013, may be deferred and subordinated to certain performance metrics. For the three months ended March 31, 2013, we deferred approximately $0.2 million of operating-related personnel expenses in accordance with this agreement. We expect that we will defer additional amounts in 2013 under the Expense Support Agreement. See “Expense Support Agreement” below.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $0.6 million for the three months ended March 31, 2012 consisting primarily of investment services fees paid to Advisor and acquisition expenses, such as legal and other closing costs in connection with property acquisitions during such period. For the three months ended March 31, 2013, we did not incur any acquisition fees and had only $0.03 million in acquisition expenses. Although we anticipate that we will incur additional acquisition fees and expenses to the extent we acquire an additional property or real estate-related asset with unused proceeds from our Offering, with the close of our Offering in April 2013, we do not expect to have significant near term acquisitions and therefore, we do not expect significant acquisition fees and expenses in 2013.

Asset Management Fees. We incurred approximately $0.3 million and $0.1 million in asset management fees payable to our Advisor or sub-advisors during the three months ended March 31, 2013 and 2012, respectively. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets; therefore, these fees increased due to having made approximately $61 million in acquisitions subsequent to March 31, 2012, as well as, the property acquired during the first quarter of 2012 being operational for a full quarter. Under the Expense Support Agreement, all or a portion of asset management fees for the period April 1, 2012 through December 31, 2013, may be deferred and subordinated to certain performance metrics in accordance with the

Expense Support Agreement. For the three months ended March 31, 2013, we deferred approximately $0.3 million of asset management fees in accordance with this agreement. See “Expense Support Agreement” below. Although we expect total asset management fees will increase during the remainder of 2013 to the extent we invest in an additional property or real estate-related asset, we currently anticipate that all or a significant portion of such fees will be deferred in accordance with the terms of the Expense Support Agreement.

Property Management Fees. We incurred approximately $0.1 million in property management fees payable to our Property Manager and sub-property managers during the three months ended March 31, 2013, as compared to $0.05 million during the three months ended March 31, 2012, for services in managing our property operations. Property management fees generally range from 1.5% to 4.5% of property revenues and increased as a result of the increase in rental income from operating leases and tenant reimbursement income.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2013 was approximately $1.8 million, as compared to approximately $0.9 million for the three months ended March 31, 2012. The increase in such expense was related to owning nine properties during the three months ended March 31, 2013, as compared to four properties during the three months ended March 31, 2012. We expect increases in depreciation and amortization in future periods to the extent we invest in an additional property.

Expense Support. For the three months ended March 31, 2013, approximately $0.3 million and $0.2 million in asset management fees and operating-related personnel expenses, respectively, were deferred and subordinated in accordance with the terms of the Expense Support Agreement, described below. As of March 31, 2013, the Advisor had deferred a total of $1.6 million in expenses under the terms of the Expense Support Agreement. To the extent, if any, we determine all or any portion of such amounts are probable of being reimbursed to our Advisor, we will record such amounts as operating expenses in future periods. The Expense Support Agreement commenced April 1, 2012 and extends until December 31, 2013. Based on the current distribution policy and our expected MFFO, we expect to defer all or a portion of these fees and expenses for the remainder of 2013. Our Advisor is not obligated to continue to defer any amounts subsequent to December 31, 2013; therefore, total expenses are expected to increase after the expiration of the Expense Support Agreement.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the three months ended March 31, 2013 was approximately $1.2 million as compared to approximately $0.7 million for the three months ended March 31, 2012. Approximately $0.5 million of the increase was primarily the result of an increase in our average debt outstanding to $75.2 million during the three months ended March 31, 2013 from $39.9 million during the same period in 2012. In addition, during the three months ended March 31, 2013, we expensed an additional $0.1 million in unamortized loan costs as a result of our Credit Facility and Mezz Loan being repaid in full prior to their maturity dates.

The increase in interest expense was partially offset as a result of our weighted average interest rate on our debt decreasing to 5.26% for the three months ended March 31, 2013, as compared to 5.94% for the three months ended March 31, 2012. The decrease in interest rates was primarily the result of repaying our $4.0 million Mezz Loan, which bore interest at a rate of 11% per annum, and the debt on our German portfolio, most of which we acquired in the last half of 2012, having a lower rate of interest.

Although we expect reductions in interest during future quarters in 2013 due to our repayment of the outstanding amounts under our Credit Facility and Mezz Loan, we expect interest expense and loan cost amortization will increase to the extent we add leverage on any new or existing properties.

Income Taxes. During the three months ended March 31, 2013 and 2012, we recognized tax expense of approximately $0.02 million and a tax benefit of approximately $0.06 million, respectively, relating to our properties in Texas and Germany.

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

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the three months ended March 31, 2013 and 2012, our MFFO is FFO, excluding acquisition fees and expenses, straight-line rent adjustments, the amortization of above- and below-market leases and realized gains or losses from the early extinguishment of debt, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

•

Acquisition fees and expenses. In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been funded from the proceeds of our Offering and other financing sources and not from operations. We believe by excluding acquisition fees and expenses, MFFO provides useful supplemental information that is comparable between differing reporting periods for each type of our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. The exclusion of acquisition fees and expenses has been the most significant adjustment to us to date, as we have been in our offering and acquisition stages. However, if earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

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

•

Realized gains or losses from the early extinguishment of debt. Management believes that adjusting for gains or losses on the early extinguishment of debt is appropriate because they are non-recurring, non-cash adjustments that may not be reflective of our ongoing operating performance.

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

We believe that MFFO is helpful in assisting management to assess the sustainability of our distribution and operating performance in future periods, particularly for periods after our offering and acquisition stages are completed, because MFFO excludes acquisition fees and expenses that affect property operations only in the period in which a property is acquired; however, MFFO should only be used by investors to assess the sustainability of our operating performance after our Offering has been completed and properties have been acquired. Acquisition fees and expenses have a negative effect on our cash flows from operating activities during the periods in which properties are acquired.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31:

	2013	2012

Net loss	$(747,293)	$(1,607,899)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	1,763,216	903,727

FFO	1,015,923	(704,172)
Acquisition fees and expenses(1)	33,693	579,101
Amortization of above- and below-market lease intangible assets(2)	72,258	16,583
Straight-line rent adjustments(3)	(202,262)	(81,834)
Realized loss on early extinguishment of debt(4)	99,134	—

MFFO	$1,018,746	$(190,322)

Weighted average number of shares of common stock outstanding (basic and diluted)	7,021,861	3,491,865

Net loss per share (basic and diluted)	$(0.11)	$(0.46)

FFO per share (basic and diluted)	$0.14	$(0.20)

MFFO per share (basic and diluted)	$0.15	$(0.05)

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

(4)

Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-recurring, non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 6, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2012 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations and the related payment periods as of March 31, 2013:

	Payments Due by Period
	2013	2014 - 2015	2016 - 2017	Thereafter	Total
Mortgages and other notes payable (principal and interest)(1)	$3,888,347	$10,231,794	$36,943,545	$45,204,391	$96,268,077

Total	$3,888,347	$10,231,794	$36,943,545	$45,204,391	$96,268,077

FOOTNOTES:

(1)

For the purpose of the contractual obligation table above, management assumed that the principal amounts outstanding on the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2012 for a summary of our Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available.

The following is a schedule as of March 31, 2013, of our fixed rate debt maturities for the remainder of 2013 and each of the next four years, and thereafter (principal maturities only):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value¹
Fixed rate debt	$971,038	$1,370,637	$1,452,414	$30,882,372	$931,489	$36,804,288	$72,412,238	$73,600,000

Total debt	$971,038	$1,370,637	$1,452,414	$30,882,372	$931,489	$36,804,288	$72,412,238	$73,600,000

	2013	2014	2015	2016	2017	Thereafter	Total
Weighted average fixed interest rates of maturities	5.77%	5.77%	5.77%	5.54%	5.81%	4.96%	5.26%

FOOTNOTE:

(1)

The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2013. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

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

There were no material changes in the Company’s risk factors disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC, and the Offering commenced and closed on April 23, 2013.

We have used the net proceeds of our Offering primarily to invest in a portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering and borrowings were as follows as of March 31, 2013:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	7,655,075

Aggregate offering price of amount sold	$76,370,154
Offering expenses(3)	(11,120,492)	$(7,327,799)	$(3,792,693)

Net offering proceeds to the issuer after deducting Offering expenses	65,249,662
Proceeds from borrowings, net of loan costs	54,181,789

Total net offering proceeds and borrowings	119,431,451
Purchases of and additions to real estate assets	(93,698,885)		(93,698,885)
Payment of acquisition fees and expenses (4)	(4,839,211)	(2,226,784)	(2,612,427)
Distributions to stockholders (4) (5)	(4,136,402)	(35,892)	(4,100,510)
Principal payments of debt (5)	(9,037,308)		(9,037,308)
Payment of operating expenses (4) (5)	(846,794)	(608,528)	(238,266)
Redemptions of shares	(622,311)		(622,311)

Unused Offering proceeds	$6,250,540

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)

For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.

(3)

Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by our Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) and amounts deferred under the Expense Support Agreement as described in “Related Party Arrangements” in the accompanying consolidated financial statements in Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(5)

Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering or reserves established with such proceeds. The amounts presented above represent the net proceeds from our Offering used for such purposes as March 31, 2013.

Subsequent to March 31, 2013, we used a portion of the remaining Offering proceeds as of March 31, 2013, as well as additional proceeds received from our Offering subsequent to March 31, 2013, to redeem shares pursuant to our stock redemption plan, as described below. We currently intend to use the remaining net proceeds, including amounts received through the close of our Offering on April 23, 2013, after the payment of offering expenses, to establish a working capital reserve, and, to extent we have sufficient amounts, to invest in an additional real estate asset. We have paid, and until such time as we have sufficient operating cash flows from our assets and to the extent available, we expect to continue to pay distributions, debt service and operating expenses from net proceeds from our Offering and/or from reserves established using such amounts.

Redemption of Shares and Issuer Purchases of Equity Securities

Through April 10, 2013, pursuant to our stock redemption plan, any stockholder who had held shares for not less than one year could present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder had held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock during such 12-month period. For the three months ended March 31, 2013, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan
January 1, 2013 through January 31, 2013	16,432	$9.42	16,432
February 1, 2013 through February 28, 2013	16,971	9.28	16,971
March 1, 2013 through March 31, 2013	90,264	9.33	90,264

Total	123,667		123,667

On April 10, 2013, our board of directors approved the suspension of our stock redemption plan (the “Redemption Plan”) effective as of April 10, 2013. As of the date of this filing, we had no outstanding redemption requests. Amounts redeemed during the three months ended March 31, 2013 were funded with proceeds from the issuance of shares pursuant to our distribution reinvestment plan and proceeds from our Offering. We will not accept or otherwise process under the Redemption Plan any redemption requests received after the close of business on April 10, 2013.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 2013.

GLOBAL INCOME TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Rosemary Q. Mills
ROSEMARY Q. MILLS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.