Form 10-Q
period 2013-09-30
Global Income Trust, Inc.
filed 2013-11-08
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock outstanding as of November 1, 2013 was 8,257,410.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1. Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS

Real estate investment properties, net	$88,687,747	$90,241,221
Lease intangibles, net	21,547,710	24,911,906
Cash and cash equivalents	10,879,451	2,037,120
Restricted cash	1,671,984	1,517,627
Deferred rent	1,039,409	480,502
Loan costs, net	883,444	1,166,497
Other assets	495,961	602,442
Deferred tax asset, net	295,347	293,537

Total assets	$125,501,053	$121,250,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage and other notes payable	$72,539,995	$77,098,567
Accounts payable and accrued expenses	914,481	1,408,651
Real estate taxes payable	854,066	577,178
Unearned rent	799,212	594,240
Other liabilities	441,144	396,273
Due to related parties	251,743	916,168
Credit facility	—	820,000

Total liabilities	75,800,641	81,811,077

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 8,419,689 and 6,438,444 shares issued, and 8,257,410 and 6,406,380 shares outstanding, respectively	82,575	64,063
Capital in excess of par value	70,068,395	54,438,509
Accumulated distributions	(8,220,023)	(4,417,093)
Accumulated deficit	(12,630,213)	(10,799,016)
Accumulated other comprehensive income	399,678	153,312

Total stockholders’ equity	49,700,412	39,439,775

Total liabilities and stockholders’ equity	$125,501,053	$121,250,852

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$3,073,687	$1,705,249	$9,220,931	$5,009,802
Tenant reimbursement income	391,611	262,285	1,149,068	838,648

Total revenues	3,465,298	1,967,534	10,369,999	5,848,450

Expenses:
Property operating expenses	741,128	623,309	2,268,963	1,893,246
General and administrative	374,172	400,326	1,435,775	1,355,976
Acquisition fees and expenses	1,727	883,356	46,322	1,658,196
Asset management fees	301,529	148,365	904,587	433,165
Property management fees	97,308	55,067	304,720	170,176
Depreciation and amortization	1,764,486	934,719	5,288,896	2,773,700

Total expenses	3,280,350	3,045,142	10,249,263	8,284,459

Expense support	(378,136)	(318,015)	(1,355,727)	(632,877)

Net expenses	2,902,214	2,727,127	8,893,536	7,651,582

Operating income (loss)	563,084	(759,593)	1,476,463	(1,803,132)

Other income (expense):
Interest and other income	14,558	649	13,983	1,158
Interest expense and loan cost amortization	(1,015,057)	(719,284)	(3,267,368)	(2,254,817)

Total other expense	(1,000,499)	(718,635)	(3,253,385)	(2,253,659)

Loss before income taxes	(437,415)	(1,478,228)	(1,776,922)	(4,056,791)

Income tax benefit (expense)	(22,179)	101,338	(54,275)	161,906

Net loss	$(459,594)	$(1,376,890)	$(1,831,197)	$(3,894,885)

Net loss per share of common stock (basic and diluted)	$(0.06)	$(0.25)	$(0.23)	$(0.86)

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	5,456,976	7,821,222	4,511,324

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(459,594)	$(1,376,890)	$(1,831,197)	$(3,894,885)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	387,816	42,880	246,366	(89,104)

Total other comprehensive income (loss)	387,816	42,880	246,366	(89,104)

Comprehensive loss	$(71,778)	$(1,334,010)	$(1,584,831)	$(3,983,989)

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2013 (Unaudited) and the Year Ended December 31, 2012

						Accumulated Other Comprehensive Income
	Common Stock		Capital in Excess of Par Value				Total
	Number	Par		Accumulated	Accumulated		Stockholders’
	of Shares	Value		Distributions	Deficit		Equity
Balance at December 31, 2011	2,879,077	$28,791	$24,472,676	$(1,217,516)	$(4,564,428)	$—	$18,719,523
Subscriptions received for common stock through public offering and reinvestment plan	3,559,367	35,593	35,488,523	—	—	—	35,524,116
Redemptions of common stock	(32,064)	(321)	(309,773)	—	—	—	(310,094)
Stock issuance and offering costs	—	—	(5,212,917)	—	—	—	(5,212,917)
Net loss	—	—	—	—	(6,234,588)	—	(6,234,588)
Other comprehensive income	—	—	—	—	—	153,312	153,312
Distributions declared ($0.0017808 per share per day)	—	—	—	(3,199,577)	—	—	(3,199,577)

Balance at December 31, 2012	6,406,380	64,063	54,438,509	(4,417,093)	(10,799,016)	153,312	39,439,775
Subscriptions received for common stock through public offering and reinvestment plan	1,981,245	19,814	19,709,534	—	—	—	19,729,348
Redemptions of common stock	(130,215)	(1,302)	(1,218,273)	—	—	—	(1,219,575)
Stock issuance and offering costs	—	—	(2,861,375)	—	—	—	(2,861,375)
Net loss	—	—	—	—	(1,831,197)	—	(1,831,197)
Other comprehensive income	—	—	—	—	—	246,366	246,366
Distributions declared ($0.0017808 per share per day)	—	—	—	(3,802,930)	—	—	(3,802,930)

Balance at September 30, 2013	8,257,410	$82,575	$70,068,395	$(8,220,023)	$(12,630,213)	$399,678	$49,700,412

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(1,831,197)	$(3,894,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,288,896	2,773,700
Amortization of above- and below-market lease intangibles	216,762	51,660
Amortization of loan costs	184,179	344,980
Loss on early extinguishment of debt	99,134	—
Straight-line rent adjustments	(552,663)	(245,501)
Deferred income taxes	—	(194,690)
Changes in operating assets and liabilities:
Other assets	113,022	(122,341)
Accounts payable and accrued expenses	(279,515)	498,705
Due to related parties	(614,025)	57,565
Unearned rent	204,972	215,438
Real estate taxes payable	276,888	352,865

Net cash provided by (used in) operating activities	3,106,453	(162,504)

Investing activities:
Acquisition of properties	—	(14,674,341)
Deposits on real estate	—	(500,000)
Capital expenditures	(14,202)	(2,460)
Changes in restricted cash	(154,357)	(1,292,862)

Net cash used in investing activities	(168,559)	(16,469,663)

Financing activities:
Subscriptions received for common stock through public offering and reinvestment plan	19,729,348	28,681,633
Proceeds from mortgage notes payable	—	8,738,309
Repayments of mortgage notes payable	(4,912,237)	(402,847)
Repayments on credit facility	(820,000)	(2,000,000)
Payment of stock issuance and offering costs	(2,911,775)	(4,226,950)
Distributions to stockholders	(3,711,363)	(2,048,497)
Payment of loan costs	(240,963)	(260,437)
Redemptions of common stock	(1,266,272)	(237,356)

Net cash provided by financing activities	5,866,738	28,243,855

Effect of exchange rate fluctuation on cash	37,699	3,685

Net increase in cash and cash equivalents	8,842,331	11,615,373

Cash and cash equivalents at beginning of period	2,037,120	5,429,114

Cash and cash equivalents at end of period	$10,879,451	$17,044,487

Supplemental disclosure of non-cash investing and financing transactions:
Amounts incurred but not paid:
Stock issuance and offering costs	$—	$39,840

Distributions declared	$441,144	$301,766

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

As of September 30, 2013, the Company owned nine properties located in the U.S. and Germany, with approximately 1.3 million of leasable square feet that were 99.8% leased.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Reclassifications – Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity.

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

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” This update requires entities to prepare financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The Company will continue to assess whether this update will have a material impact on the Company’s financial position, results of operations or cash flows on future annual and interim periods.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists.” This update clarified the guidance in subtopic 740 and requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent one is available. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013 for public entities. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

3.	Real Estate Investment Properties, net

The gross carrying amount and accumulated depreciation of the Company’s real estate assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Land and land improvements	$19,184,829	$19,053,648
Building and improvements	69,030,316	68,626,867
Tenant improvements	4,918,600	4,918,600
Equipment	14,202	—
Less: accumulated depreciation	(4,460,200)	(2,357,894)

	$88,687,747	$90,241,221

There have been no material changes in the gross carrying value of the Company’s real estate investment properties since December 31, 2012, other than the purchase of equipment and differences attributable to movements in foreign currency exchange rates across periods. Depreciation expense on the Company’s real estate investment properties, net was approximately $0.7 million and $2.1 million, respectively, for the quarter and nine months ended September 30, 2013 and approximately $0.4 million and $1.2 million, respectively, for the quarter and nine months ended September 30, 2012.

4.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
In place leases	$26,314,344	$26,255,600
Above-market leases	2,018,004	2,008,784

Gross carrying amount	28,332,348	28,264,384
Accumulated amortization	(6,784,638)	(3,352,478)

Net book value	$21,547,710	$24,911,906

Amortization expense on the Company’s intangibles, net was approximately $1.2 million and $3.4 million, respectively, for the quarter and nine months ended September 30, 2013, of which $0.07 million and $0.2 million, respectively, were treated as a reduction of rental income from operating leases and approximately $1.1 million and $3.2 million, respectively, were included in depreciation and amortization. Amortization expense on the Company’s intangibles, net was approximately $0.5 million and $1.6 million, respectively, for the quarter and nine months ended September 30, 2012 of which $0.02 million and $0.06 million, respectively, were treated as a reduction of rental income from operating leases and approximately $0.5 million and $1.5 million, respectively, were included in depreciation and amortization. The changes in the gross carrying value of the Company’s lease intangibles, net since December 31, 2012 are attributable to movements in foreign currency exchange rates across periods.

The estimated future amortization for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of September 30, 2013 were as follows:

2013	$1,143,382
2014	4,573,526
2015	4,569,448
2016	4,431,652
2017	4,257,654
Thereafter	2,572,048

$21,547,710

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

5.	Indebtedness

During the nine months ended September 30, 2013, the Company extinguished the outstanding balance of $0.8 million of its credit facility prior to its scheduled expiration, and in addition, extinguished the outstanding balance of $4.0 million of its mezzanine loan that bore interest at a rate of 11% prior to its scheduled expiration. In connection therewith, the Company wrote-off approximately $0.1 million in unamortized loan costs which are included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2013 as interest expense and loan cost amortization and as a loss on the early extinguishment of debt in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2013.

The Company’s debt contains customary covenants, agreements, representations and warranties and events of default, all as set forth in the respective loan documents. Additionally certain of the Company’s agreements contain certain financial covenants, including (but not limited to) the following: minimum debt service coverage ratios and limitations on the incurrence of additional indebtedness. As of September 30, 2013, the Company was in compliance with these covenants.

Maturities of indebtedness for the remainder of 2013 and each of the next four years and thereafter, in the aggregate, as of September 30, 2013 was as follows:

2013	$331,614
2014	1,370,637
2015	1,452,414
2016 (1)	30,882,372
2017	937,377
Thereafter	37,565,581

$72,539,995

FOOTNOTE:

(1)	For the purposes of the maturity table above, management assumed that the principal amounts outstanding on two of the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

The fair market value and carrying value of the mortgage and other notes payable was approximately $70.4 million and $72.5 million, respectively, as of September 30, 2013, based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes payable is categorized as level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2013 because of the relatively short maturities of the obligations.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

6.	Related Party Arrangements

For the quarter and nine months ended September 30, 2013 and 2012, the Company incurred the following fees to the managing dealer, an affiliate of the Company’s Advisor, in connection with its Offering:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Selling commissions	$—	$397,235	$1,300,803	$1,934,135
Marketing support fees	—	170,244	571,295	828,915

	$—	$567,479	$1,872,098	$2,763,050

For the quarters and nine months ended September 30, 2013 and 2012, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reimbursable expenses:
Offering costs	$—	$295,831	$989,277	$1,436,116
Operating and acquisition expenses	96,616	228,591	604,578	923,699

	96,616	524,422	1,593,855	2,359,815

Investment services fees (1)	—	171,713	—	268,852
Asset management fees	301,529	148,365	904,587	433,165
Property management fees (1)	97,308	55,067	304,720	170,176
Expense support adjustment (2)	(378,136)	(318,015)	(1,355,727)	(632,877)

	$117,317	$581,552	$1,447,435	$2,599,131

FOOTNOTES:

(1)	Includes amounts paid directly by subsidiaries of the Company to a sub-advisor of the Advisor that was indirectly affiliated with one of the Company’s directors during the nine months ended September 30, 2013 and 2012.
(2)	See description of the Expense Support Agreement below.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

6.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	September 30, 2013	December 31, 2012
Due to managing dealer:
Selling commissions	$—	$23,520
Marketing support fees	—	10,080

	—	33,600

Due to Property Manager:
Property management fees	72,690	37,012

	72,690	37,012

Due to the Advisor, its affiliates and other related parties:
Reimbursable offering costs	—	16,800
Reimbursable operating expenses	179,053	406,668
Investment services fees	—	422,088

	179,053	845,556

	$251,743	$916,168

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

For the quarter and nine months ended September 30, 2013, approximately $0.3 million and $0.9 million, respectively, in asset management fees and approximately $0.08 million and $0.5 million, respectively, in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement. As of September 30, 2013, the Advisor had deferred a total of $2.5 million in expenses under the terms of the Expense Support Agreement. The Company will record such amounts as operating expenses in future periods to the extent, if any, it determines that these amounts are probable of being reimbursed to the Advisor. As of September 30, 2013, the Company determined it was not probable that the performance hurdles would be achieved within the applicable reimbursement period due to the cumulative nature of such metrics; therefore, the Company has not recognized any expense for the amounts deferred.

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

On April 10, 2013, the board of directors approved the termination of the Company’s DRP, effective as of April 26, 2013. As a consequence of the termination of the DRP, stockholders who were previously reinvesting their distributions in shares began receiving cash distributions.

Distributions – During the nine months ended September 30, 2013 and 2012, cash distributions totaling approximately $3.8 million and $2.2 million, respectively, were declared payable to stockholders, including approximately $0.4 million and $0.3 million, declared but unpaid as of September 30, 2013 and 2012, respectively, which were paid in October 2013 and October 2012, respectively. For the nine months ended September 30, 2013 and 2012, approximately 24% and 87%, respectively, of distributions declared to stockholders were considered to be funded with proceeds from our Offering, and 76% and 13%, respectively, were considered to be funded with cash provided by operating activities, respectively, for GAAP purposes. In addition, for the nine months ended September 30, 2013, approximately 23.5% of the cash distributions paid to stockholders were considered taxable income and 76.5% were considered a return of capital to stockholders for federal income tax purposes; whereas, 100% of distributions for the nine months ended September 30, 2012 were considered a return of capital for federal income tax purposes.

Redemptions – On April 10, 2013, the board of directors approved the suspension of the Company’s stock redemption plan (the “Redemption Plan”) effective as of April 10, 2013. During the nine months ended September 30, 2013, the Company processed and paid all eligible redemption requests totaling 130,215 shares of common stock at an average price of $9.37 per share, for a total of approximately $1.2 million. The Company does not accept or otherwise process under the Redemption Plan any redemption requests received after April 10, 2013.

8.	Income Taxes

For the nine months ended September 30, 2013, the income tax expense associated with state and international operations was approximately $0.03 million and $0.02 million, respectively, for a total of $0.05 million; whereas, for the nine months ended September 30, 2012, the tax benefit (expense) associated with state and international operations was approximately ($0.03) million and $0.19 million, respectively, for a net benefit of $0.16 million. The effective tax rate for the international properties was 15.8% for the nine months ended September 30, 2013 and 2012.

9.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

See Note 6, “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with the Expense Support Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2013 and December 31, 2012, and for the nine months ended September 30, 2013 and 2012. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. Capitalized terms used in the Item 2 have the same meaning as in the accompanying condensed consolidated financial statements.

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

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager, including an affiliate of Blackrock, Inc. (NYSE: BLK) who recently completed its acquisition of MGPA Limited, the parent of one of our sub-advisors and sub-property managers, and continues to provide services with respect to our assets held in Germany. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

Our Real Estate Portfolio

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. As of September 30, 2013, we owned nine properties, with approximately 1.3 million square feet of leasable space and our portfolio was 99.8% leased with a weighted average remaining lease term of 5.0 years based on annual base rents. Our leases generally include terms whereby, in addition to payments of base rent with periodic escalations, tenants are responsible for some, and in two cases substantially all, of the operating expenses of the property.

Our tenants include Mercedes Benz Financial Services USA, LLC, DynCorp International, LLC, Samsonite LLC, and FedEx Ground Package System, Inc., as well as a number of popular value retailers in Germany, among others. Our top three tenants represent approximately 82% of our revenue and we monitor their businesses through direct interaction, discussions with onsite property managers, subscription news services, and review of financial information. While our leases with each of these three tenants may not require them to provide us with financial results or maintain any specific operating metrics, site visits and direct dialogue with our tenants provide valuable insight into their businesses. Additionally, each of our top three tenants are affiliated with parent entities that publicly report interim or annual financial results. This allows us to assess financial performance and trends affecting the parent.

Operating Performance

With the completion of our initial public offering (the “Offering”) and acquisition phase, our focus has shifted towards our tenants and assessing their current and future needs. As we look for ways to increase our cash flows and build value, we are contemplating a number of value creation opportunities relating to our properties including, but not limited to, seeking lease extensions with tenants in advance of renewal option periods.

In general, we expect the operating cash flows from our properties to increase over time as scheduled rent increases become due on certain properties; however, as we seek lease extensions with certain tenants, we may determine to adjust scheduled increases and/or offer brief “free rent” periods to tenants on one or more of our leases.

During the nine months ended September 30, 2013, we experienced improvement in our net cash from operations and funds from operations (“FFO”) now that we have substantially completed our acquisition phase. We expect cash from operating activities may improve further as we explore opportunities for investing our remaining unused Offering proceeds in portfolio enhancements that optimize our rental revenues. However, net cash from operations and FFO may decrease in the future if we experience increases in our operating expenses or should our Advisor elect to terminate their Expense Support arrangement (see “Results of Operations – Expense Support Agreement). Less than 10% of our annualized base rents are set to expire prior to 2018; therefore, we do not expect any significant lease turnover in the near term.

Distributions

We continue to focus on providing stockholders with attractive and stable cash distributions. Prior to the current year, our distributions have been funded primarily with Offering proceeds rather than funds from operations. With the completion of our acquisition phase, and in part as a result of the Expense Support Agreement being in place, described in “Results of Operations – Expense Support Agreement,” we expect cash from operations and FFO to fund substantially all of our distributions at the current rate for the remainder of 2013. Our Advisor could determine to terminate the Expense Support Agreement after December 31, 2013, and we may have a number of other unforeseen circumstances that could cause us to have less cash available for distribution. Should we not have sufficient cash available for distributions after a reasonable reserve, we may have to amend our current distribution policy.

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

Exit Strategy

Although our board of directors is not required to review or recommend a liquidity event by any certain date, with the completion of our Offering, no immediate plans to raise capital through other sources and the estimated time needed to optimize our portfolio, our Advisor has begun to explore possible strategic alternatives. Possible strategic alternatives for liquidity may include the sale of either our Company or our assets, potential merger opportunities, or the listing of our common shares on a national securities exchange. The actual date of our liquidation event is at the discretion of the board of directors.

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

Equity and Debt Capital

During the nine months ended September 30, 2013, we received proceeds from our Offering, net of stock issuance and offering costs, of approximately $16.9 million. These amounts, as well as cash available as of December 31, 2012, were used primarily to repay the outstanding balance of $0.8 million on our revolving line of credit (“Credit Facility”), repay $4.0 million on our mezzanine loan (“Mezz Loan”) obtained in connection with the acquisition of our Heritage Commons IV property, pay approximately $0.9 million of scheduled principal payments and to pay approximately $1.3 million in redemption requests. As of September 30, 2013, we had unused proceeds from our Offering of approximately $10.9 million, which we expect to use: (i) to invest in select capital improvements in connection with improving our properties or extending certain existing lease terms at our existing properties, (ii) to retain a portion of this cash as a reserve for future working capital and other needs, and/or (iii) to invest in additional real estate or other permitted investments. With the close of our Offering, we do not expect to access equity capital markets in the near term, and therefore, will have limited capital to make investments in the near term other than our remaining unused Offering proceeds at September 30, 2013.

Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit aggregate borrowings of up to approximately 75% of the aggregate value of our assets, our intent is to target our aggregate borrowings to between 50% and 60% of the aggregate value of our assets. With the repayment of the outstanding balance of $0.8 million on our Credit Facility and $4.0 million on our Mezz Loan, as well as the payment of approximately $0.9 million in scheduled principal payments during the nine months ended September 30, 2013, we reduced our aggregate debt leverage ratio to 57.8% of the aggregate book value of our assets as of September 30, 2013, as compared to 64.3% at December 31, 2012. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings up to the levels described above, and in certain circumstances, in excess of these levels if approved by the board of directors.

We may seek to refinance our properties, but in doing so may face difficulties if the remaining term of our tenant’s lease obligations is less than five years. For example, the senior loans entered into at the time of our purchase of two of our properties each have an expected maturity in 2016. While each such senior loan contains a provision through which the loan can be extended for approximately two years, the extension triggers a substantial increase in the interest rate, and we therefore expect to refinance the debt prior to its initial maturity. The terms of any refinancing could be less favorable than the current terms if the properties’ tenants have not exercised their options to extend, or we have not otherwise negotiated an extension of, the leases.

We are currently considering capital improvements to several of our properties in connection with negotiating extended lease terms and enhancing the asset values of certain properties. Lease extensions are likely to create an obligation to pay lease commissions and may also provide our tenants with some period of free or reduced rent. Some, but not all of our debt instruments require us to fund reserves that can be used to pay capital improvements and lease commissions, but these growing reserves would not necessarily be sufficient to fund all such capital improvements and lease commissions. Therefore, we expect to retain for this purpose a portion of the remaining unused net proceeds of our Offering.

In the event of other unforeseen capital expenditures for which we do not have sufficient cash reserves to fund, we may be forced to defer making such improvements which could impact the ability for us to renew an existing lease or obtain a new lease on the property and could negatively impact the value of our property. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or for temporary working capital in the event one or more of tenants experience financial difficulties and there is an interruption in their ability to make lease payments. However, there is no guarantee we would be able to obtain financing on favorable terms, or at all, and we may be forced to sell one or more properties at an unfavorable time to meet our obligations and to continue paying distributions.

Cash from Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties, which in general is rental income and tenant reimbursements less the property operating expenses and property management fees (“NOI”). Since we have now invested the majority of our offering proceeds and our properties owned as of September 30, 2013 are over 99% leased, we generally expect to earn an annualized return, before debt service, of approximately 8.2% on the cost of our current properties based on our weighted average going-in cap rates. Due to the nature of our leases, the tenants are responsible for a portion, or in two cases, substantially all, of the property operating expenses; therefore, any increases in property expenses are generally reimbursed by the tenants. In addition, our portfolio had a weighted average remaining lease term of 5.0 years as of September 30, 2013, with approximately 90% of our rental revenues scheduled to expire in 2018 or later. Based on this, we do not expect lease turnover or any increase in property expenses to have a significant impact on our cash flow from operations in the near term. However, we are vulnerable to tenant and geographic concentrations, whereby a default or non-renewal by one of our significant tenants or economic downturns in certain geographic regions would have a negative impact on our results of operations and cash flow from operations.

We experienced positive cash flow from operating activities for the nine months ended September 30, 2013 of approximately $3.1 million, as compared to negative cash flow from operating activities for nine months ended September 30, 2012 of $0.2 million. The difference in cash flows provided by (used in) operating activities between the periods presented was primarily the result of the following:

•	an increase in property NOI, net of interest expense on property debt, of approximately $2.8 million primarily attributable to the acquisition of three properties subsequent to September 30, 2012 and the properties acquired during 2012 being in operation for the nine months ended September 30, 2013;

•	a decrease in acquisition fees and expenses of approximately $1.6 million primarily due to there being no acquisitions in 2013;

•	a decrease in certain operating expenses of $0.2 million primarily due to the Expense Support Agreement with our Advisor, described below

•	Net cash used of approximately $0.3 million during the nine months ended September 30, 2013, as compared to $1.0 million in net cash provided during the nine months ended September 30, 2012 due to changes in operating assets and liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2013 is net of more than $0.5 million in acquisition fees and expenses paid, including amounts payable as of December 31, 2012. Since we have nearly completed our acquisition phase, we do not expect to incur significant acquisition fees and expenses in the future and generally expect a positive trend in cash from operations in future periods.

As described above, during the nine months ended September 30, 2013, our cash from operations was positively impacted by the Expense Support Agreement (described in “Results of Operations – Expense Support Agreement”) which we entered into with our Advisor commencing in April 2012, pursuant to which our Advisor agreed to defer and subordinate up to 100% of its asset management fees and reimbursements of personnel-related operating expenses to the extent that our modified funds from operations (“MFFO”) was less than distributions declared to stockholders. As a result of this agreement, our Advisor deferred approximately $1.4 million in such fees and expenses during the nine months ended September 30, 2013 in addition to approximately $1.1 million in similar fees and expenses deferred through December 31, 2012. Our Advisor has agreed to defer fees and expenses under the Expense Support Agreement until such agreement is terminated, but in no event may it be terminated prior to December 31, 2013. The deferred amounts are subject to reimbursement if we achieve certain performance hurdles within three years of the applicable deferral. As of September 30, 2013, we did not believe it was probable that the performance hurdles would be achieved within the prescribed reimbursement period due to the cumulative nature of such metrics; therefore, we have not recognized any expense for the amounts deferred. We expect similar expenses will continue to be deferred during the remainder of 2013 resulting in a continued positive impact to our cash from operations. If our Advisor determines to terminate the Expense Support Agreement after 2013, our results from operations, cash from operations and FFO could be negatively impacted.

Foreign Operations

As of September 30, 2013, 24.2% of our net real estate assets and 19.8% of our annualized base rents relate to properties in Germany held by wholly owned subsidiaries for which the Euro is the functional currency. Because we have not obtained a cash flow hedge relating to foreign currency, we are vulnerable to changes in exchange rates between the Euro and U.S. Dollar. For the nine months ended September 30, 2013, we experienced a positive impact of approximately $0.02 million on cash relating to unrealized foreign currency translation adjustments. Future movements in the exchange rate of Euros could materially impact our financial results and we may sell our assets in Germany at a time when the exchange rates are less favorable.

Our income outside the U.S. is subject to foreign income taxes; thereby, reducing our effective yield on our foreign assets. Generally, excess cash held in foreign subsidiaries is available for our use to fund domestic operations.

Working Capital

As of September 30, 2013, we had repaid in full the outstanding balances of our Credit Facility and the Mezz Loan relating to our Heritage Commons IV property scheduled to mature in November 2016, and we hold $10.9 million in unused net proceeds from our Offering. The mortgage lien against our property in Austin, Texas was released providing us with a potential source of future liquidity should we elect to refinance the asset. We are currently contemplating further investments in select capital improvements in connection with improving our properties or extending existing lease terms. While these capital improvements and accompanying lease commissions may not be completed by the end of 2013, we are committed to taking advantage of opportunities such as these where we can find incentives for our tenants to extend their lease terms while creating value to our stockholders. We also intend to establish a reserve for future working capital and other needs. Due to the fact that our Offering has closed and we do not have other readily available sources of capital at this time, we expect to maintain a higher level of working capital in the near term.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. Prior to the second quarter of 2013, we have had insufficient cash flows from operating activities or funds from operations to fund a significant portion of our distributions; therefore, such amounts were substantially funded from proceeds of our Offering. Our board of directors has authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

The payment of distributions is a significant use of cash. Our primary source of capital for the payment of distributions is expected to be net operating income generated by our leases, net of our general and administrative expenses, debt service payments and other operating expenses. Our ability to sustain the current distribution rate is therefore highly dependent upon our tenants paying their rent as contractually due, our ability to keep our properties leased, and reducing our general and administrative expenses, including beyond 2013 when our Advisor may elect to terminate its Expense Support Agreement with us. For additional information, see “Results of Operations—Expense Support Agreement” below. In addition, as a result of the termination of our distribution reinvestment plan (“DRP”) on April 10, 2013, the amount of cash required to fund distributions is no longer offset by additional proceeds from DRP shares. Our objective is to maintain a reasonable level of cash reserves to provide for continued distributions at their current level in the event that we have insufficient cash from operating activities, but there is no assurance that our cash reserves will be sufficient to maintain that level in the event of a tenant defaulting on their obligations and/or our Advisor determines to terminate the Expense Support Agreement after 2013. In the event that we do not generate sufficient cash from operations, regardless of the amount of reserves we may have, we may have to revise our current distribution policy.

The following table presents total distributions declared and issued, including distributions reinvested in additional shares through our DRP, net cash provided by (used in) operating activities and FFO for the nine months ended September 30, 2013 and 2012:

			Distributions Paid (1)
	Distributions Declared Daily Per Share	Total Cash Distributions Declared (2)	Cash	Reinvested via DRP	Net Cash Provided by (Used In) Operating Activities (3)	FFO (4)
2013 Quarters
First	$0.0017808	$1,125,577	$735,545	$390,032	$227,064	$1,015,923
Second	0.0017808	1,324,515	1,324,515	—	1,470,115	1,136,884
Third	0.0017808	1,352,838	1,352,838	—	1,409,274	1,304,892

Total		$3,802,930	$3,412,898	$390,032	$3,106,453	$3,457,699

2012 Quarters
First	$0.0017808	$565,867	$382,565	$183,302	$(447,482)	$(704,172)
Second	0.0017808	741,419	493,213	248,206	142,943	25,158
Third	0.0017808	894,148	582,049	312,099	142,035	(442,171)

Total		$2,201,434	$1,457,827	$743,607	$(162,504)	$(1,121,185)

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our Distribution Reinvestment Plan, including amounts paid and shares issued subsequent to the period reported.
(2)	Our net loss and cash distributions were approximately $1.8 million and $3.8 million, respectively, for the nine months ended September 30, 2013, and approximately $3.9 million and $2.2 million, respectively, for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, approximately 24% and 87%, respectively, of distributions declared to stockholders were considered to be funded with proceeds from our Offering, and 76% and 13%, respectively, were considered to be funded with cash provided by operations for GAAP purposes.
(3)

Net cash provided by (used in) operating activities agrees with our condensed consolidated statements of cash flows in our condensed consolidated financial statements. Such amounts generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in an earlier period. Net cash provided by operating activities includes deductions for acquisition fees and expenses in excess of $0.5 million for the nine months ended September 30, 2013, including amounts accrued as of December 31, 2012. These payments were offset against net cash provided by operating activities but in our view were funded from Offering proceeds. In addition to net cash provided by (used in) operating activities, our board of directors considers other factors in determining distributions, including expected and actual funds from operations as well as other factors.
(4)	See reconciliation of funds from operations below in “Results of Operations – Funds from Operations and Modified Funds from Operations.”

Generally, distributions up to the amount of our current or accumulated earnings and profits will be taxable to the recipient stockholders as ordinary income. We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Our board of directors considers a number of factors in its determination of the amount and basis of distributions it declares, including expected and actual net cash flow from operations, FFO, our overall financial condition, our Advisor’s determination in regards to deferring certain fees and expenses under the Expense Support Agreement, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition. For the nine months ended September 30, 2013, approximately 23.5% of the cash distributions paid to stockholders were considered taxable income and 76.5% were considered a return of capital to stockholders for federal income tax purposes; whereas, 100% of distributions for the nine months ended September 30, 2012 were considered a return of capital for federal income tax purposes.

Common Stock Redemptions

As a result of the termination of our distribution reinvestment plan and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013. During the nine months ended September 30, 2013, we processed and paid all eligible redemption requests totaling 130,215 shares of common stock at an average price of $9.37 per share, for a total of approximately $1.2 million. We are no longer accepting redemption requests.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

As of September 30, 2013, we owned nine real estate investment properties and our portfolio was 99.8% leased under operating leases.

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

The following table reconciles NOI to net loss (in millions) for the quarters presented, and presents the total amount invested in properties and the number of properties owned as of the end of each applicable period:

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Total revenues	$1.88	$2.00	$1.97	$3.44	$3.46	$3.47
Less:
Property operating expense	0.62	0.65	0.62	0.73	0.80	0.74
Property management fees	0.05	0.06	0.06	0.11	0.10	0.10

NOI	1.21	1.29	1.29	2.60	2.56	2.63
Less:
General and administrative expenses	0.52	0.43	0.41	0.53	0.53	0.38
Acquisition fees and expenses	0.58	0.20	0.88	0.03	0.01	0.00
Asset management fees	0.14	0.15	0.15	0.30	0.30	0.30
Depreciation and amortization	0.90	0.94	0.93	1.76	1.76	1.77
Expense support	—	(0.31)	(0.32)	(0.52)	(0.46)	(0.38)
Total other expenses	0.74	0.79	0.72	1.23	1.03	1.00
Income tax expense (benefit)	(0.06)	0.00	(0.10)	0.02	0.01	0.02

Net loss	$(1.61)	$(0.91)	$(1.38)	$(0.75)	$(0.62)	$(0.46)

Invested in properties, end of period	$59.5	$59.5	$68.9	$120.6	$120.6	$120.6

Number of properties, end of period	4	4	6	9	9	9

Several of our 2012 acquisitions occurred in the fourth quarter. NOI for the nine months ended September 30, 2013 reflects our investments of $120.6 million in properties for the full period presented. To the extent we invest any of our remaining unused proceeds from our Offering in additional real estate assets, we expect NOI will increase in future periods. However, in connection with negotiating lease extensions with our tenants under our current leases, we may determine to lower certain rents in order to extend lease terms; which could impact NOI.

Comparison of the quarter and nine months ended September 30, 2013 to the quarter and nine months ended September 30, 2012

Revenues. Rental income from operating leases and tenant reimbursement income were approximately $3.5 million and $10.4 million, respectively, for the quarter and nine months ended September 30, 2013, as compared to approximately $2.0 million and $5.8 million, respectively, for the quarter and nine months ended September 30, 2012. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred. The increase in rental income from operating leases and tenant reimbursement income was primarily due to revenues earned on the three properties purchased subsequent to September 30, 2012 coupled with three other properties acquired earlier in 2012 being operational for the entire quarter and nine months ended September 30, 2013. Although we expect continued increases in revenues in the fourth quarter of 2013 over the comparable period in 2012, we expect revenues will only increase beyond their current level to the extent we renegotiate an increase in our current leases.

Property Operating Expenses. Property operating expenses for the quarter and nine months ended September 30, 2013 were approximately $0.7 million and $2.3 million, respectively, as compared to approximately $0.6 million and $1.9 million, respectively, for the quarter and nine months ended September 30, 2012. These expenses include property taxes, utilities and other costs to operate the property, some of which are reimbursable by our tenants with reimbursable amounts included in revenues. The increase in property operating expenses was primarily due to expenses incurred on the three properties purchased subsequent to September 30, 2012 coupled with the three other properties acquired earlier in 2012 being operational for the entire quarter and nine months ended September 30, 2013.

In general, as property operating expenses increase, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. Two of our properties are triple-net leased whereby the tenant is responsible for procuring and paying third parties directly for property operating expenses, including real estate taxes, insurance, utilities and other property operating expenses. Property operating expenses incurred and paid directly to third parties by these tenants are not included in our property operating expenses due to these amounts being the obligations of our tenants. In the event these tenants fail to meet their obligations to pay these expenses, we would be responsible for certain of these expenses; such as, real estate taxes of approximately $0.7 million per year. Accordingly, in such event, property operating expenses would increase.

General and Administrative Expenses. General and administrative expenses were approximately $0.4 million and $1.4 million for both the quarters and nine months ended September 30, 2013 and 2012, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. Although our general and administrative expenses remained consistent across the nine month periods presented, we are beginning to see a slight decrease now that we have completed our acquisition phase and are focused on operating efficiencies. We do not believe we will be able to negotiate significant decreases from the current levels.

Under the Expense Support Agreement, described below, all or a portion of reimbursable operating-related personnel expenses of affiliates of our Advisor for the period April 1, 2012 through December 31, 2013, may be deferred and subordinated to our achieving certain performance metrics. For the quarter and nine months ended September 30, 2013, we deferred approximately $0.08 million and $0.5 million, respectively, of operating-related personnel expenses in accordance with this agreement. These changes are included in general and administrative expenses and the deferral of such amounts is included in the expense support credit in the accompanying statement of operations. We expect that we will defer additional amounts in 2013 under the Expense Support Agreement. See “Expense Support Agreement” below.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $0.9 million and $1.7 million for the quarter and nine months ended September 30, 2012, respectively, consisting primarily of investment services fees paid to Advisor and acquisition expenses, such as legal and other closing costs in connection with property acquisitions during such period. For the quarter and nine months ended September 30, 2013, we did not incur any investment services fees and had only $0.002 million and $0.05 million in acquisition expenses, respectively. We anticipate that we will incur additional acquisition fees and expenses to the extent we acquire an additional property or real estate-related asset with unused proceeds from our Offering. However, with the close of our Offering in April 2013, once we complete our acquisition phase with the investment of any remaining unused Offering proceeds, we do not expect to have significant near term acquisitions or to incur significant acquisition fees and expenses.

Asset Management Fees. We incurred approximately $0.3 million and $0.9 million in asset management fees payable to our Advisor and sub-advisors during the quarter and nine months ended September 30, 2013 and $0.1 million and $0.4 million during the quarter and nine months ended September 30, 2012, respectively. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets; therefore, these fees increased due to our having made approximately $51.7 million in acquisitions subsequent to September 30, 2012, as well as, the properties acquired earlier in 2012 being operational for the full nine months in the nine months ended September 30, 2013. Under the Expense Support Agreement, all or a portion of asset management fees for the period April 1, 2012 through December 31, 2013, may be deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement. For the quarter and nine months ended September 30, 2013, we deferred approximately $0.3 million and $0.9 million, respectively, of asset management fees in accordance with this agreement. During the quarter and nine months ended September 30, 2012, we deferred approximately $0.1 million and $0.3 million, respectively. These changes are included in asset management expenses and the deferral of such amounts is included in the expense support credit in the accompanying statement of operations. See “Expense Support Agreement” below. Although we expect to incur asset management fees during the remainder of 2013, we currently anticipate that all of such fees will be deferred in accordance with the terms of the Expense Support Agreement.

Property Management Fees. We incurred approximately $0.1 million and $0.3 million in property management fees payable to our Property Manager and sub-property managers during the quarter and nine months ended September 30, 2013, respectively, as compared to $0.06 million and $0.2 million during the quarter and nine months ended September 30, 2012, respectively, for services in managing our property operations. Property management fees generally range from 1.5% to 4.5% of property revenues and increased as a result of the increase in rental income from operating leases and tenant reimbursement income from the growth in our assets.

Depreciation and Amortization. Depreciation and amortization expense for the quarter and nine months ended September 30, 2013 was approximately $1.8 million and $5.3 million, respectively, as compared to approximately $0.9 million and $2.8 million for the quarter and nine months ended September 30, 2012, respectively. The increase in such expense was related to owning nine properties during the nine months ended September 30, 2013, as compared to six properties during the nine months ended September 30, 2012.

Expense Support. For the quarter and nine months ended September 30, 2013, approximately $0.3 million and $0.9 million, respectively, in asset management fees and $0.08 million and $0.5 million, respectively, in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement, described below. As of September 30, 2013, the Advisor has deferred an aggregate of $2.5 million in expenses under the terms of the Expense Support Agreement. To the extent, if any, we determine all or any portion of such amounts are probable of being reimbursed to our Advisor, we will record such amounts as operating expenses in future periods. The Expense Support Agreement commenced April 1, 2012 and continues until terminated by the Advisor, which termination may not occur prior to December 31, 2013. Based on the current distribution policy and our expected MFFO, we expect to defer all or a portion of these fees and expenses for the remainder of 2013. Our Advisor is not obligated to continue to defer any amounts subsequent to December 31, 2013; therefore, total expenses are expected to increase in the event the Advisor determines to terminate the Expense Support Agreement.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the quarter and nine months ended September 30, 2013 was approximately $1.0 million and $3.3 million, respectively, as compared to approximately $0.7 million and $2.3 million for the quarter and nine months ended September 30, 2012, respectively. An increase to $73.4 million in our average debt outstanding during the nine months ended September 30, 2013 from $40.6 million during the same period in 2012 equated to an approximately $1.5 million increase in interest expense and loan cost amortization. The increase in interest expense and loan cost amortization was partially offset by approximately $0.5 million as a result of our weighted average interest rate on our debt decreasing to 5.23% for the nine months ended September 30, 2013, as compared to 5.57% for the nine months ended September 30, 2012. The decrease in our weighted average interest rate was primarily the result of repaying our $4.0 million Mezz Loan, which bore interest at a rate of 11% per annum, and the debt on our German portfolio, most of which we acquired in the last half of 2012, having a lower rate of interest. In addition, during the nine months ended September 30, 2013, we had lower interest expense and loan cost amortization of as a result of paying off our Credit Facility and Mezz Loan during January and March 2013, respectively; whereas, we incurred interest expense and loan cost amortization on the aforementioned outstanding debt financings during the quarter and nine months ended September 30, 2012.

Although we expect continued reductions in interest expense and loan cost amortization during the remaining portion of 2013 due to our repayment of the outstanding amounts under our Credit Facility and Mezz Loan, we expect interest expense and loan cost amortization will continue to be offset for comparable periods during the remaining portion 2013 as result of continued expenses incurred on the three properties purchased subsequent to September 30, 2012. For 2014 and beyond, we expect interest expense and loan cost amortization will only increase to the extent we refinance or add leverage on any new or existing properties. Future principal debt repayments are projected to increase for 2017 and beyond due to currency exchange rates and the fact that the debt is denominated in Euros.

Income Taxes. During the nine months ended September 30, 2013 and 2012, we recognized tax expense of approximately $0.05 million and a tax benefit of approximately $0.2 million, respectively, relating to operations in Germany and Texas.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the nine months ended September 30, 2013 and 2012, our MFFO is FFO, excluding acquisition fees and expenses, straight-line rent adjustments, the amortization of above- and below-market leases and realized gains or losses from the early extinguishment of debt, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

We believe that MFFO is helpful in assisting management to assess the sustainability of our distribution and operating performance in future periods, particularly for periods after our offering and acquisition stages are completed, because MFFO excludes acquisition fees and expenses that affect property operations only in the period in which a property is acquired; however, MFFO should only be used by investors to assess the sustainability of our operating performance for periods after the completion of our Offering and the acquisition of our properties. Acquisition fees and expenses have a negative effect on our cash flows from operating activities during the periods in which properties are acquired.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(459,594)	$(1,376,890)	$(1,831,197)	$(3,894,885)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	1,764,486	934,719	5,288,896	2,773,700

FFO	1,304,892	(442,171)	3,457,699	(1,121,185)
Acquisition fees and expenses (1)	1,727	883,356	46,322	1,658,196
Amortization of above- and below-market lease intangible assets (2)	72,263	17,530	216,762	51,660
Straight-line rent adjustments (3)	(172,434)	(81,834)	(552,663)	(245,501)
Realized loss on early extinguishment of debt (4)	—	—	99,134	—

MFFO	$1,206,448	$376,881	$3,267,254	$343,170

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	5,456,976	7,821,222	4,511,324

Net loss per share (basic and diluted)	$(0.06)	$(0.25)	$(0.23)	$(0.86)

FFO per share (basic and diluted)	$0.16	$(0.08)	$0.44	$(0.25)

MFFO per share (basic and diluted)	$0.15	$0.07	$0.42	$0.08

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-recurring, non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations and the related payment periods as of September 30, 2013:

	Payments Due by Period
	2013	2014 - 2015	2016 - 2017	Thereafter	Total
Mortgages and other notes payable (principal and interest) (1)	$1,333,250	$10,279,782	$36,997,399	$46,038,319	$94,648,750

Total	$1,333,250	$10,279,782	$36,997,399	$46,038,319	$94,648,750

FOOTNOTES:

(1)	For the purpose of the contractual obligation table above, management assumed that the principal amounts outstanding on the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

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

The following is a schedule as of September 30, 2013, of our fixed rate debt maturities for the remainder of 2013 and each of the next four years, and thereafter (principal maturities only):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value ¹
Fixed rate debt	$331,614	$1,370,637	$1,452,414	$30,882,372	$937,377	$37,565,581	$72,539,995	$70,371,000

Total debt	$331,614	$1,370,637	$1,452,414	$30,882,372	$937,377	$37,565,581	$72,539,995	$70,371,000

		2013	2014	2015	2016	2017	Thereafter	Total
Weighted average fixed interest rates of maturities		5.77%	5.77%	5.77%	5.54%	5.79%	4.92%	5.23%

FOOTNOTE:

(1)	The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2013. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

We are exposed to risk from the effects of exchange rate movements, which may affect future costs and cash flows, as the result of investing outside of the U.S as our operations involve transactions denominated in Euro. Our results of operations and cash flows from operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the equity that we have invested and the equity portion of our cash flow. During the nine months ended September 30, 2013, approximately 18.3% of our revenues are denominated in Euros and derived from properties located in Europe.

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

Except for revisions to the risk factors below, there have been no additional changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

All other matters are subject to the discretion of our board of directors. Although stockholders have the right to vote on amendments to our articles of incorporation in the manner described above, under Maryland general corporation law, an amendment to our articles of incorporation must be found to be advisable by our board of directors. That requirement has the effect of limiting stockholders’ control over our articles of incorporation. In addition, our board of directors has the authority to amend, without stockholder approval, the terms of both our advisory agreement and our property management agreement, which, in either case, could result in less favorable terms to our investors.

We disclose funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures, in documents filed with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, deferred rent receivables and the adjustments of these further items related to noncontrolling interests.

Because of the differences with GAAP net income or loss, neither FFO nor MFFO may be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO or MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.

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

We have used the net proceeds of our Offering primarily to invest in a portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering and borrowings were as follows as of September 30, 2013:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000
Shares sold (1)	8,397,467

Aggregate offering price of amount sold	$83,748,071
Offering expenses (3)	(12,267,432)	$(8,016,528)	$(4,250,904)

Net offering proceeds to the issuer after deducting Offering expenses	71,480,639
Proceeds from borrowings, net of loan costs	54,022,299

Total net offering proceeds and borrowings	125,502,938
Purchases of and additions to real estate assets	(93,713,087)		(93,713,087)
Payment of acquisition fees and expenses (4)	(4,851,840)	(2,226,784)	(2,625,056)
Distributions to stockholders (4) (5)	(4,644,788)	(43,134)	(4,601,654)
Principal payments of debt (5)	(9,037,308)		(9,037,308)
Payment of operating expenses (4) (5)	(846,794)	(608,528)	(238,266)
Redemptions of shares	(1,529,670)		(1,529,670)

Unused Offering proceeds	$10,879,451

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.

(2)	For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by our Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) and amounts deferred under the Expense Support Agreement as described in “Related Party Arrangements” in the accompanying consolidated financial statements in Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(4)	We fund acquisition fees and expenses, including investment services fees, from net proceeds of our Offering. However, for GAAP purposes, such amounts are treated as an expense in calculating our net income (loss) and as a deduction in calculating our net cash provided by (used in) operating activities. For GAAP purposes, we are required to report distributions in excess of net cash provided by operating activities as funded from other sources (i.e., Offering proceeds), regardless of whether amounts included in the calculation of net cash provided by operating activities were funded from other sources. Offering proceeds used to fund distributions to stockholders, as presented in the table above, represents amounts we consider used for such purposes, after taking into account items such as acquisition fees and expenses being paid from Offering proceeds.
(5)	Until such time as we have sufficient operating cash flows from our assets, we will pay distributions, debt service and/or operating expenses from net proceeds of our Offering or reserves established with such proceeds. The amounts presented above represent the net proceeds from our Offering used for such purposes as September 30, 2013.

Redemption of Shares and Issuer Purchases of Equity Securities

On April 10, 2013, our board of directors approved the suspension of our stock redemption plan (the “Redemption Plan”) effective as of April 10, 2013. During the nine months ended September 30, 2013, we processed and paid all eligible redemption requests totaling 130,215 shares of common stock, at an average price of $9.37 per share, for a total of approximately $1.2 million. We do not accept or otherwise process under the Redemption Plan any redemption requests received after April 10, 2013.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures– Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2013.

GLOBAL INCOME TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Rosemary Q. Mills
ROSEMARY Q. MILLS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.