Form 10-K
period 2013-12-31
Global Income Trust, Inc.
filed 2014-03-17
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of Global Income Trust, Inc.’s shares of common stock in its public offering that terminated on April 23, 2013, on June 30, 2013 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was $82,351,880.

The number of shares of common stock outstanding as of February 28, 2014 was 8,257,410.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of this Annual Report and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at http://www.incometrust.com.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by this cautionary note. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

Item 1.	BUSINESS

General

Global Income Trust, Inc. was organized as a Maryland corporation on March 4, 2009 and has elected to be taxed, and currently operates as a real estate investment trust (“REIT”) for federal income tax purposes. The terms “our Company,” “we,” “our,” “us” and “Global Income Trust, Inc.” include Global Income Trust, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Global Income Advisors, LLC (the “Advisor”), a Delaware limited liability company that is wholly owned by affiliates of CNL Financial Group, LLC, our sponsor (the “Sponsor”). CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”), which is a leading private investment management firm providing global real estate and alternative investments.

The Advisor is responsible for managing our day-to-day affairs and for identifying, recommending and executing acquisitions and dispositions on our behalf. We believe we benefit from the investment expertise and experience of our Advisor’s management team and members of its investment committee. Our Advisor is responsible for providing advisory services relating to substantially all aspects of our investments and operations, including real estate acquisitions, asset management and other operational matters. Our Advisor has subcontracted with CNL Global Income Sub-Advisors, LLC (the “CNL Sub-Advisor”) and with, Macquarie Infrastructure and Real Assets, Inc. (“MIRA”) and an affiliate of Blackrock, Inc. (NYSE: BLK), who recently completed its acquisition of MGPA Limited, the previous parent company of one of our sub-advisors and sub-property managers, to perform substantially all of these functions as sub-advisors. We have also retained CNL Global Income Managers, LLC (the “Property Manager”) to manage our properties under a master property management agreement.

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

Real Estate Portfolio

As of February 28, 2014, we owned nine properties, with approximately 1.3 million square feet of leasable space and our portfolio was 99.8% leased with a weighted average remaining lease term of 6.7 years based on annualized base rents as of December 31, 2013. Our leases generally include terms whereby, in addition to payments of base rent with periodic escalations, tenants are responsible for some, and in two cases substantially all, of the operating expenses of the property.

Our tenants include Mercedes-Benz Financial Services USA, LLC, DynCorp International, LLC, Samsonite, LLC, and FedEx Ground Package System, Inc., as well as a number of popular value retailers in Germany. Our top three tenants represented approximately 78.4% of our revenue for the year ended December 31, 2013 and we monitor their businesses through direct interaction, discussions with onsite property managers, subscription news services, and review of financial information. While our leases with each of these three tenants do not require them to provide us with financial results or maintain any specific operating metrics, site visits and direct dialogue with our tenants provide valuable insight into their businesses. Additionally, each of our top three tenants are affiliated with parent entities that publicly report interim or annual financial results. This allows us to assess financial performance and trends affecting the parent.

For additional information regarding our real estate properties, see Item 2. “Properties.”

Common Stock Offering

On April 23, 2010, we commenced a public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”). Our Offering closed on April 23, 2013, and as of such date, we had received aggregate offering proceeds of approximately $83.7 million, including proceeds received through our distribution reinvestment plan.

With the completion of our Offering, our Advisor is focused on actively managing our portfolio and seeking to reduce our operating expenses. In addition, our Advisor has begun exploring possible strategic alternatives, as described further below in “Exit Strategy.”

Borrowings

We generally target our aggregate borrowings to between 50% to 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”), as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. As of December 31, 2013, we had an aggregate debt leverage ratio of 58.5% of the aggregate net carrying value of our assets.

Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders. We may fund all or a portion of the payment of distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities, a component of which includes our borrowings and the proceeds of our Offering. Our Advisor, its affiliates or other related parties may advance cash to us or defer or waive asset management fees or expense reimbursements or other fees in order for us to have cash to pay distributions in excess of available cash flow or funds from operations. We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance that we will be able to sustain distributions at any level.

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

Our board of directors determines the distribution policy and whether the distribution will be in cash or other property, which may include our own securities. The distribution policy generally will be based upon such factors as expected and actual cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition. Because of the effect of certain items, including depreciation and amortization associated with real estate investments, distributions, in whole or in part, in any period may constitute a return of capital for federal income tax purposes.

For the years ended December 31, 2013, 2012 and 2011, we declared cash distributions totaling approximately $5.2 million, $3.2 million and $1.1 million, respectively. Of these amounts, $0.4 million, $1.1 million and $0.4 million, respectively, were reinvested in additional shares of our common stock through our distribution reinvestment plan. In April 2013, our board of directors determined it was in our best interest to terminate our distribution reinvestment plan. Commencing in May 2013, all distributions have been paid in cash to stockholders. Prior to May 2013, approximately one-third of our monthly distributions were being reinvested in additional shares of common stock by participants of our distribution reinvestment plan. The termination of this plan results in more net cash being required to fund distributions on a monthly basis.

Approximately 17%, 91% and 100% of total distributions declared for 2013, 2012 and 2011, respectively, exceeded net cash provided by operating activities calculated on a quarterly basis in accordance with generally accepted accounting principles (“GAAP”) and, therefore, were considered funded from other sources for GAAP purposes. Net cash provided by operating activities calculated in accordance with GAAP includes deductions for acquisition fees and expenses, which we funded from Offering proceeds, and, therefore, is only one metric our board of directors considers in determining distributions. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” for additional information on distributions declared, net cash provided by operating activities, our net losses and factors considered by our board of directors, and Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” for additional information on how we have used proceeds received from the Offering, including amounts used to fund distributions since inception.

For the year ended December 31, 2013, approximately 28% of the distributions paid to stockholders were considered taxable income and 72% were considered a return of capital to stockholders for federal income tax purposes. For the years ended December 31, 2012 and 2011, 100% of distributions paid were considered a return of capital for federal income tax purposes.

Significant Tenants

For the years ended December 31, 2013, 2012 and 2011, and as of December 31, 2013 and 2012, the following tenants individually accounted for 10% or more of our aggregate total revenues or leased more than 10% of our assets, respectively:

	Percentage of Total Revenues (1)			Percentage of Total Assets (2)
Tenant	2013	2012	2011	2013	2012

Mercedes Benz Financial Services USA, LLC (“Mercedes”)	31.6%	48.5%	32.4%	24.2%	23.4%

DynCorp International, LLC (“DynCorp”)	19.5%	29.7%	57.6%	14.5%	14.1%

Samsonite, LLC (“Samsonite”)	27.6%	9.2%	n/a	35.7%	34.4%

FOOTNOTES:

(1)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments and amortization of above market lease intangibles.
(2)	Represents net book value of real estate assets and lease intangibles associated with the property leased by the tenant as of the end of the period presented.

Given the percentage of assets leased and revenues contributed by our significant tenants, any failure of these tenants to fulfill their obligations under their leases could have a material effect on us until such time as the applicable property could be leased to a new tenant.

Geographic and Industry Diversification of the Real Property Portfolio

The following table provides a summary of the geographic diversification of our portfolio based on net book value and annualized base rent as of December 31, 2013, and revenues for the year ended December 31, 2013:

Geographic Region	Percentage of Net Book Value (1)	Percentage of Annualized Base Rent (2)	Percentage of Revenues for the Year Ended December 31, 2013
Texas	42.4%	52.4%	54.3%
Florida	35.7%	28.4%	27.6%
Germany (3)	21.9%	19.2%	18.1%

Total	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	Net book value represents the aggregate net real estate investment property balances and net lease intangibles adjusted for any deferred rent asset (liability) as of December 31, 2013.
(2)	Annualized base rent represents the monthly base rent in effect as of December 31, 2013 multiplied times 12. Excludes tenant reimbursements, straight-line rent adjustments and amortization of above-market leases.
(3)	Percentages based on amounts converted from Euros to U.S. dollars at (a) an exchange rate of $1.38 per Euro, the exchange rate as of December 31, 2013, with respect to net book value and annualized base rent, and (b) an exchange rate of $1.33 per Euro, the average exchange rate for the year ended December 31, 2013, with respect to revenues.

The following table provides a summary of the industry diversification of our tenants based on net book value and annualized base rent as of December 31, 2013, and revenues for the year ended December 31, 2013:

Industry	Percentage of Net Book Value (1)	Percentage of Annualized Base Rent (2)	Percentage of Revenues for the Year Ended December 31, 2013
Distribution services	34.8%	28.4%	27.6%
Automotive & finance	24.7%	31.2%	31.6%
Retail (3)	22.2%	19.3%	18.1%
Government services	14.9%	17.7%	19.5%
Air courier services	3.4%	3.4%	3.2%

Total	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	Net book value represents the aggregate net real estate investment property balances and net lease intangibles adjusted for any deferred rent asset (liability) as of December 31, 2013.
(2)	Annualized base rent represents the base rent in effect as of December 31, 2013 multiplied times 12. Excludes tenant reimbursements, straight-line rent adjustments and amortization of above-market leases.
(3)	Percentages based on amounts converted from Euros to U.S. dollars at (a) an exchange rate of $1.38 per Euro, the exchange rate as of December 31, 2013, with respect to net book value and annualized base rent, and (b) an exchange rate of $1.33 per Euro, the average exchange rate for the year ended December 31, 2013, with respect to revenues.

Disposition Policies

As we have completed our offering, our Advisor has begun to consider strategic alternatives for providing liquidity to investors. See “Exit Strategy” below. In connection therewith, we may determine to sell one or more of our investments and may do so for the purpose of either distributing the net sales proceeds to our stockholders, investing the proceeds in other assets, or retaining the proceeds as part of a plan to achieve an optimal exit value. The determination of when a particular investment should be sold or otherwise disposed of will be made after considering all of the relevant factors, including prevailing and projected economic and market conditions, whether the value of the property or other investment is anticipated to decline substantially, whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives, and whether our portfolio as a whole is attractive to a potential acquirer of the entire company.

A determination as to whether to sell an asset will also be based on whether the sale of the asset would constitute a prohibited transaction under the Internal Revenue Code (“Code”) or otherwise impact our status as a REIT. Our ability to dispose of properties is restricted to a substantial extent as a result of the rules that we must comply with to remain qualified as a REIT. Under applicable provisions of the Code regarding prohibited transactions by REITs, a REIT that sells property other than foreclosure property that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net income from any such transaction. As a result, our board of directors will attempt to structure any disposition of our properties to avoid this penalty tax through reliance on safe harbors available under the Code for properties held at least two years or through the use of a taxable REIT subsidiary.

Exit Strategy

Although our board of directors is not required to review or recommend a liquidity event by any certain date, with the completion of our Offering in April 2013, our Advisor has begun to explore possible liquidity options for us and our board has formed a special committee comprised of our independent directors (the “Special Committee”).

As part of the process of beginning to explore strategic alternatives available to us, in August 2013, the Special Committee engaged SunTrust Robinson Humphrey, Inc. (“STRH”) as its financial advisor. Under the terms of the engagement, STRH will provide various financial advisory services as requested by the Special Committee and as customary for an engagement in connection with exploring strategic alternatives.

In connection with the engagement, we have agreed to pay STRH certain customary fees, including fees upon the consummation of a liquidity event.

Although the Special Committee has engaged STRH to assist with the exploration and consummation of a liquidity event for us, we are not obligated to enter into any particular transaction. In addition, the timing of when we may pursue a potential liquidity event, is subject to various items beyond the control of our Advisor or our board of directors, including real estate and market conditions, in general. Therefore, although we have begun the process of exploring strategic alternatives, there is no specific date by which we must have a liquidity event and there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, we will be able to meet our investment objectives or provide a return to stockholders that equals or exceeds the price per share paid for shares of our common stock.

Possible strategic alternatives for liquidity may include the sale of either our Company or our assets, potential merger opportunities, the listing of our common shares on a national securities exchange, or a combination of various alternatives. The actual date of any liquidity event is at the discretion of the board of directors. Any potential transaction will be subject to our governing documents, and, in general, we anticipate that any potential transaction that is recommended by our board of directors will be presented to our stockholders for approval and will require approval of a majority of the shares of our common stock outstanding and entitled to vote.

Financial Information about Industry Segments

We have determined that we operate in one reportable segment, real estate, which consists of acquiring, investing in, managing, leasing, owning, and as conditions warrant, disposing of real estate assets. We internally evaluate all of our real estate assets as one operating segment and, accordingly, we do not report segment information.

Competition

We compete with many other entities engaged in real estate investment and leasing activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do.

Employees

We are externally managed and as such we do not have any employees.

Advisor

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to our Advisor and sub-property managers to the Property Manager, including an affiliate of Blackrock, Inc. (NYSE: BLK) who recently completed its acquisition of MGPA Limited, and continues to provide services with respect to our assets held in Germany. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world. We have been able to invest in global income-oriented real estate investments by leveraging the international and domestic real estate expertise of this network.

Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations and provides advisory services relating to substantially all aspects of our investments and operations, including real estate acquisitions, asset management, dispositions and other operational matters. In exchange for these services, our Advisor is entitled to receive certain fees from us.

The current advisory agreement continues through April 7, 2015, and thereafter may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor and Property Manager, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data.”

Tax Status

We elected to be taxed as a REIT under Sections 856(c) of the Code commencing with our taxable year ended December 31, 2010. In order to be taxed as a REIT, we are subject to a number of organizational and operational requirements, including the requirement to make distributions to our stockholders each year of at least 90 percent of our REIT taxable income (excluding any net capital gain). As a REIT, we generally will not be subject to U.S. federal corporate income tax on income we distribute to our stockholders. If we fail to qualify for taxation as a REIT in any year, our income for that year will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four years following the year of our failure to qualify as a REIT.

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

Additionally, as a result of the termination of our distribution reinvestment plan and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013 and we are no longer accepting redemption requests. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price that you paid for your shares. We anticipate that our board of directors will begin to consider various exit strategies in 2014, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all.

Until October 2014, which is 18 months after we completed our Offering, we expect to use the price paid to acquire a share of our common stock in our Offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock from and after 18 months after completion of our Offering, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our Offering in providing information on customer account statements as provided by National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in our annual reports an estimated per share value of our common stock, the method by which the estimated per share value of our common stock was developed and the date of the data used to develop the estimated per share value of our common stock. In addition, our Advisor will prepare annual statements of the estimated per share value of our common stock to assist fiduciaries of retirement plans subject to the annual reporting and valuation requirements of ERISA in the preparation of their reports relating to an investment in our shares. Our Advisor intends to use the most recent price paid to acquire a share of our common stock in our Offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our common stock until 18 months after the completion of our Offering, which terminated on April 23, 2013. Although this initial estimated per share value of our common stock will represent the most recent price at which most investors will have purchased our shares, this estimated per share value of our common stock will likely differ from the price at which a stockholder could resell his or her shares because there will be no public trading market for the shares at that time, and the estimated per share value of our common stock will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets.

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

Because we rely on affiliates of CNL for advisory and property management, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

CNL, through one or more of its affiliates or subsidiaries, owns and controls our Advisor and our Property Manager, as well as one of the sub-advisors and sub-property managers. In the event that any of these affiliates or related parties are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

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

Although our Advisor has begun to explore possible strategic alternatives and our board of directors has formed a Special Committee, there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, that we will be able to meet our investment objectives.

With the completion of our Offering, our Advisor has begun to explore possible strategic alternatives, and our board of directors has formed a Special Committee. Although the Special Committee has engaged STRH to assist with the exploration and consummation of a liquidity event for us, we are not obligated to enter into any particular transaction. In addition, the timing of when we may pursue a potential liquidity event, is subject to various items beyond the control of our Advisor or our board of directors, including real estate and market conditions, in general. Therefore, although we have begun the process of exploring strategic alternatives, there is no specific date by which we must have a liquidity event and there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, we will be able to meet our investment objectives or provide a return to stockholders that equals or exceeds the price per share paid for shares of our common stock.

We have limited capital resources and liquidity.

With the close of our Offering, we expect our sources of capital and liquidity will be limited in the near term. Although our Advisor has begun to explore strategic alternatives for us, and our board of directors is expected to begin considering such strategic alternatives in 2014, our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all. Therefore, our sources of capital and liquidity could remain limited for the long term, which could adversely impact our results of operations, our ability to continue to pay distributions at current rates, or at all, and our ability to meet our investment objectives.

In addition, we consider capital reserves on a property-by-property basis, as we deem appropriate to pay operating expenses to the extent that the property does not generate operating cash flow to fund anticipated capital improvements. If we do not have sufficient capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Additionally, due to the volatility and uncertainty experienced in recent years by domestic and international financial markets, liquidity has tightened in financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access credit markets in order to obtain financing on reasonable terms or at all. Although we expect to use leverage with respect to our investments, there can be no guarantee that sources will be available to use. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties, or for any other reason, we have not identified any established sources for such funding other than as described above and in our existing mortgage loans. Although our Advisor has relationships with various lenders, we cannot assure you that sources of funding will be available to us for potential capital needs in the future. If our capital resources, or those of our Advisor (to the extent it advances amounts to us or on our behalf), are insufficient to support our operations, we will not achieve our investment objectives.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas or natural disasters in those areas.

As of December 31, 2013, we have invested in nine properties and approximately 52.4%, 28.4% and 19.2% of our annualized base rental income as of such date was generated by properties located in Texas, Florida and Germany, respectively. As a result of the concentration of our portfolio in certain geographic areas, our operating results and/or the value of our properties are likely to be impacted by economic changes affecting the real estate markets in those areas. Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations, our ability to pay distributions and the value of our portfolio.

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

We generally anticipate that we will meet future cash needs from net operating income from our properties. Cash from operations during 2013 and 2012 was positively impacted by an Expense Support Agreement with our Advisor. Under the Amended and Restated Expense Support Agreement, our Advisor may terminate its expense support obligation upon 120 days’ notice to us. If our Advisor terminates the Amended and Restated Expense Support Agreement, our results from operations, cash from operations and FFO would all be negatively impacted and we would have less cash available for distributions to stockholders. In such event, our board of directors may determine to decrease distributions paid to stockholders.

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

There are many factors that can affect the type, availability and timing of distributions to stockholders. Cash distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and other assets, current and projected cash requirements, anticipated and actual cash flow from operations, the estimated total return on our assets, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition. Because we may receive income from rents or interest at various times during our fiscal year, cash distributions declared may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as the income from investments and yields on securities of other real estate programs that we invest in, if any, as well as our operating expense levels and many other variables. Actual amounts for distribution may vary substantially from estimates. We cannot assure you that:

•	rents from our properties will remain stable or increase;

•	tenants will not default under or terminate their leases;

•	tenants with renewal options will renew their leases; or

•	in the event of non-renewals of leases and/or defaults, our Property Manager will be able to obtain leases with favorable terms with new tenants.

Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to be paid on our shares.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay distributions. For instance:

•	Amounts available for distributions may be reduced if we are required to spend more than anticipated to correct defects or to make improvements to properties.

•	Amounts available to pay distributions may decrease if our properties have lower yields than anticipated.

•	Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income (excluding net capital gains) to stockholders each year, limiting the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion, and making us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and amounts available for distributions may decrease.

•	The payment of principal and interest required to service the debt resulting from leverage on our properties may leave us with insufficient cash to pay distributions.

•	We may pay distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand for capital needs and other corporate purposes. We cannot assure you that we will generate or have sufficient amounts available to make cash distributions to you, to continue paying distributions to you, at any specified level, or that cash distributions we make may not be decreased or be eliminated in the future.

We have not had sufficient GAAP net cash provided by operating activities or funds from operations, and therefore, approximately 53% of our cumulative distributions calculated on a quarterly basis through December 31, 2013 are considered funded from other sources; and we may continue to make distributions from alternative sources. Such distributions have reduced the amounts otherwise available for investment in assets, and may negatively impact the value of your investment.

We have not had significant net cash provided by operating activities for GAAP purposes or distributable earnings since inception. As of December 31, 2013, we have had cumulative net losses of $13.2 million and our accumulated distributions totaled $9.6 million. During the same period, we have had six quarters of positive net cash provided by operating activities and FFO which totaled $4.9 million and $4.6 million, respectively. Both net cash provided by operating activities and FFO were negatively impacted by acquisition fees and expenses that are expensed for GAAP purposes but funded with Offering proceeds. Therefore, even though we have had positive net cash provided by operating activities for GAAP purposes for certain quarters, including the negative impact of expensing acquisition fees and expenses, the sum of such amounts only equaled approximately 47% of our cumulative distributions. As a result, 53% of our cumulative distributions declared to our stockholders calculated on a quarterly basis through December 31, 2013 are considered funded from other sources for GAAP purposes. Although in recent quarters we have generated positive cash flow from operations sufficient to cover the current distribution rate, there is no assurance we will have sufficient cash from operations in future periods, in which case, we may determine to pay lower distributions, or to fund all or a portion of our future distributions from other sources. Because we have funded a significant portion of our cash distributions from Offering proceeds, we have had less capital available to invest in properties and other real estate-related assets, and the book value per share of our common stock has declined. If we utilize borrowings for the purpose of funding all or a portion of our distributions in the future, we will incur additional interest expense.

Our organizational documents permit us to make distributions from any source, including but not limited to, the proceeds of our Offering, cash resulting from a deferral or waiver of asset management fees or expense reimbursements, and borrowings, which may be unsecured or secured by our assets. We have not established any limit on the extent to which we may use such alternate sources, except that, in accordance with Maryland law and our organizational documents, generally we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business, (ii) cause our total assets to be less than the sum of our total liabilities, or (iii) jeopardize our ability to maintain our qualification as a REIT. Distributions that exceed cash flow from operations or funds from operations may not be sustainable at current levels, or at all. The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time; and we can provide no assurance that we will be able to continue current distribution rates, or pay any subsequent distributions.

We disclose funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures, in documents filed with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, adjustments related to contingent purchase price consideration and straight-line rent adjustments.

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

We incurred net operating losses for the three years ended December 31, 2013. Our losses can be attributed, in part, to acquisition fees and expenses funded from Offering proceeds, as well as depreciation and amortization expense, which substantially reduced our income. Our operating expenses to date have been partially funded with proceeds of our Offering, which terminated on April 23, 2013, as well as partially deferred by our Advisor in accordance with the Expense Support Agreement (described in “Results of Operations – Expense Support”). We cannot assure you we will be profitable in the future, our properties will produce sufficient income to fund all of our operating expenses, our Advisor will continue to provide expense support or we will maintain our current level of distributions to stockholders.

Changes in accounting pronouncements could adversely impact our or our tenants’ reported financial performance.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Specifically, FASB is currently considering changes to accounting standards for accounting for leases. Due to the fact that such standards impact how we account for our properties, as well as revenues and expenses relating to our leases, changes to the current standards could have a material impact to our financial conditions or results of operations. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, not to exercise their option to renew their leases with us. This in turn could make it more difficult for us to enter into new leases or renewals on terms we find favorable and impact the distributions to stockholders.

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

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor, Its Affiliates and Other Related Parties

We are subject to conflicts of interest arising out of our relationships with our Advisor, its affiliates and other related parties, including the material conflicts discussed below.

Our Advisor, Property Manager and other entities affiliated with CNL that conduct our day-to-day operations will face competing demands on their time.

We rely upon our Advisor, including its investment committee, our Property Manager and the executive officers and employees of entities affiliated with CNL, to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other real estate and alternative investment programs sponsored by CNL or our Sponsor, and they may have other business interests as well. One of our directors, James M. Seneff, Jr., is also a director of other real estate investment programs sponsored by CNL or our Sponsor. We have the same executive officers in common with CNL Growth Properties, Inc. Additionally, our Advisor and the advisor to CNL Growth Properties, Inc. have the same managers, executive officers and investment committee members in common. We anticipate that our executive officers and the executive officers of our Advisor, as well as, the managers of our Advisor and the Advisor’s representatives on its investment committee will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Our Advisor and its affiliates, including all of our executive officers and our affiliated director, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

Except as limited by the Expense Support Agreement, we pay substantial fees to our Advisor (including its sub-advisors) and affiliates, and our Property Manager. These fees could influence their advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor, its affiliates and other related parties;

•	property sales, which may entitle our Advisor to real estate commissions;

•	additional property acquisitions from third parties, which entitle our Advisor to investment management and asset services fees;

•	borrowings to acquire additional assets, which increase the investment services fees and asset management fees payable to our Advisor;

•	refinancing debt, which may entitle our Advisor or its affiliates to receive a financing coordination fee in connection with assisting in obtaining such financing;

•	whether we seek to internalize our management functions, which could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to our Advisor or its affiliates to purchase the assets and operations of our Advisor, its affiliates and other related parties performing services for us;

•	the listing of, or other liquidity event with respect to, our shares, which may entitle our Advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle our Advisor to a subordinated share of net sales proceeds; and

•	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our Advisor to additional fees.

The fees our Advisor receives in connection with transactions involving the purchase and management of our assets are not necessarily based on the quality of the investment or the quality of the services rendered to us. The basis upon which fees are calculated may influence our Advisor to recommend riskier transactions to us.

Conversely, the Expense Support Agreement has precluded the payment of any asset management fees and personnel reimbursements to the Advisor since April 2012, and the absence of any such payment may, itself, influence the behavior of our Advisor.

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

The returns we earn on our real estate assets will be impacted by risks generally incident to the ownership of real estate, including:

•	changes in local conditions, including oversupply of space or reduced demand for real estate assets of the type we own;

•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•	changes in supply of, or demand for, similar or competing properties in a geographic area;

•	an inability to refinance, if applicable, properties on favorable terms;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental, land use and zoning laws;

•	vacancies or inability to rent space on favorable terms;

•	acts of God, such as earthquakes, floods and hurricanes;

•	inability to collect rents from tenants;

•	discretionary consumer spending and changing consumer tastes; and

•	periods of high interest rates and negative capital market conditions.

Additionally, the return on our real estate assets also may be affected by any continued or exacerbated general economic slowdown experienced by the U.S. and Germany, as a whole or by the local economies where our properties are located, including:

•	poor economic conditions may result in defaults by tenants of our properties;

•	job transfers and layoffs may cause tenant vacancies to increase; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

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

We have purchased real property outside of the United States. As of December 31, 2013, approximately 22.2% of our investments, based on net book value, were in assets located in The Federal Republic of Germany. Our German investments are subject to many of the same risks as our U.S. properties, as well as, additional risks such as:

•	governmental laws, rules and policies, including laws relating to the foreign ownership of real property and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in currency exchange rates;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

•	if our REIT status is not recognized in foreign countries, any income or gains from foreign sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes;

•	any changes in foreign tax laws might have a negative impact to us or our stockholders;

•	lack of uniform accounting standards (including availability of information prepared in accordance with generally accepted accounting principles (“GAAP”));

•	more stringent environmental laws and operational health and safety regulations or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting Germany;

•	high inflation in Germany could increase our expenses and the introduction of governmental actions to curb such inflation, such as price controls, could have unintended and additional adverse consequences to our business;

•	deflationary periods in Germany may reduce demand for our assets located there, reducing the value of such investments and therefore the returns to us and our stockholders;

•	increased risks due to our Advisor and its affiliates having only limited experience investing in real property in Germany; and

•	legal and logistical barriers to enforcing our contractual rights.

Adverse political, economic, social, diplomatic developments and adverse changes in laws or regulations, particularly in Germany and Europe, may adversely affect our investments and the rates of return we are able to achieve on those investments. Our financial results may be adversely affected by uncertainties such as political economic or social instability, diplomatic developments and changes in laws or regulations in other countries, including in the areas of taxation, bankruptcy and ownership of assets located outside the United States, particularly if such developments were to occur in Germany or other parts of Europe. Actions or inaction by the governments of such countries could have a significant effect on, among other things, the local economic conditions, and could adversely affect local real estate markets.

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

In recent years, the global financial markets have experienced pervasive and fundamental disruptions. A disruption in the financial markets or the financial stability of a country often results in a significant negative impact on the financial markets globally. Such disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and have resulted in and could lead to further weakening of the U.S. and German economies. Our business may be affected by market and economic challenges experienced by the U.S. and German economies or real estate industry generally or by the local economic conditions in the jurisdictions in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has been significantly restricted, as a result of tightened underwriting standards. Continued declines in the financial markets may materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also negatively impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

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

We depend on tenants for all of our revenue from real property investments, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

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

Because we compete with a number of real estate operators in connection with the leasing of our properties, the possibility exists that one or more of our tenants will extend or renew its lease with us when the lease term expires on terms that are less favorable to us than the terms of the then-expiring lease, or that such tenant or tenants will not renew at all. Because we depend on rental payments from our tenants, if one or more tenants renews its lease on terms less favorable to us, does not renew its lease or we do not re-lease a significant portion of the space made available, our financial condition, results of operations, cash flow, cash available for distributions and ability to satisfy our debt service obligations could be materially adversely affected.

We rely significantly on three tenants and, therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

For the year ended December 31, 2013, more than 78% of our rental income was derived from three tenants, and rents from these tenants in 2014 are expected to continue to be significant. Therefore, the financial failure of one or more of these significant tenants could have a material adverse effect on our results of operations and our financial condition until such time as we are able to lease such property to a new tenant. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a significant tenant’s financial condition may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

Certain of our retail properties depend on anchor tenants to attract shoppers, and could be adversely affected by the loss of a key anchor tenant.

We own retail properties, that like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. Our retail properties have one or more tenants, each of whom occupies a significant portion of the property’s leasable space, commonly referred to as an anchor tenant. If any one of these anchor tenants defaults on its lease, this may reduce the property’s income and overall value. Additionally, anchor tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by an anchor tenant or other tenants, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Increasing vacancy rates for certain classes of real estate assets resulting from disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of assets we own.

We depend upon tenants for all of our revenue from real property investments. Disruptions in the financial markets and deteriorating economic conditions could increase vacancy rates for certain classes of commercial property, including office and retail properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate we have acquired and such real estate could experience higher levels of vacancy. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect our business.

The nature of the activities at certain properties we own will expose us and our tenants to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that may be uninsurable or not economical to insure, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally require property owners to purchase specific coverage insuring against terrorism as a condition for providing mortgage, bridge or mezzanine loans. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot assure you that we will be able to fund any uninsured losses.

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

We have obtained mortgage financing in connection with the acquisition of our properties. We may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments, fund capital improvements, to pay distributions to our stockholders, or for other corporate purposes. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Although our articles of incorporation impose limits on our total indebtedness, there is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. Further, we may exceed the limits set forth in our articles if approved by a majority of our independent directors.

In addition to the limitations in our articles of incorporation, our board of directors has adopted a policy to generally limit our aggregate borrowings to not exceed approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interest. Our policy limitation, however, will not apply to individual real estate assets. As a result, we may borrow more than 75% of the contract purchase price of a real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

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

Domestic and international financial markets have, in the past five years, experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to refinance the debt on our properties, if deemed advisable, or other activities related to real estate assets, if any, will be significantly impacted. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets may result in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

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

We may be unable to refinance or sell properties collateralized by debt that is maturing on acceptable terms and conditions, if at all. This risk may be greater in the case of interest-only loans or balloon payment loans where no or little payments on the principal amount of the loan have been made. If interest rates are higher at the time we intend to refinance, if any, we may not be able to refinance the properties at reasonable rates and our net income could be reduced. In addition, we may incur indebtedness that bears interest at a variable rate. Increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. Increased interest rates either on refinancing of properties or on variable rate loans could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

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

We have acquired real property located outside the United States and may invest in stock or other securities of entities owning real property or other real estate-related assets located outside the United States. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, trade taxes, value-added taxes, stamp taxes, real property conveyance taxes, withholding taxes and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, we and you will not be eligible to claim a foreign tax credit on our and your U.S. federal income tax returns to offset the income taxes with the taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the United States. Any organizational costs and reporting requirements will increase our administrative expenses.

We could be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

As of December 31, 2013, approximately 22.2% of our investments, based on net book value, are in real estate located outside of the United States. Such investments are structured to minimize non-U.S. taxes. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by any inherent or expected tax in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively affecting the return on the investment.

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

Although REITs continue to receive more favorable tax treatment than entities taxed as corporations (a deduction for dividends paid is afforded REITs), it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our articles of incorporation provide our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES:

As of December 31, 2013, we had invested in nine real estate investment properties through wholly owned subsidiaries. In general, our properties are held subject to encumbrances, as described in “Schedule III – Real Estate and Accumulated Depreciation” of Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report. The following table sets forth details about each of our properties:

Property Name and Location	Type	Date Acquired (1)	Contract Purchase Price (2) (in millions)		Encumbrances (in millions)		Leasable Square Feet	Monthly Gross Rent per Square Foot (3)		% Leased	Major Tenant	Lease Expiration (Renewal Options)

Austin Property Pflugerville, Texas	Light Industrial Building	06/08/11	$4.5		$—		51,189	$0.69		100%	FedEx Ground Package System, Inc.	4/14/2016 (with 5-year renewal option)

Heritage Commons III Fort Worth, Texas	Office Building	06/28/11	$18.8		$11.7		119,001	$1.53		100%	DynCorp International LLC	12/31/2018 (with two 5-year renewal options)

Heritage Commons IV Fort Worth, Texas	Office Building	10/27/11	$31.0		$19.8		164,333	$1.95		100%	Mercedes-Benz Financial Services USA, LLC	9/30/2018 (with two 5-year renewal options)

Giessen Retail Center Giessen, Federal Republic of Germany (“Germany”)	Value Retail Center	03/08/12	$5.2	(5)	$3.0	(4)	34,704	$1.27	(4)	100%	(6)	2017-2019 (with 3-to 5-year renewal options)

Worms Retail Center Worms, Germany	Value Retail Center	09/27/12	$5.8	(5)	$3.9	(4)	41,944	$1.23	(4)	100%	(6)	2016-2019 (with 2-to 5-year renewal options)

Gütersloh Retail Center Gütersloh, Germany	Value Retail Center	09/27/12	$3.6	(5)	$2.4	(4)	19,375	$1.60	(4)	100%	(6)	5/13/2022 (with five 3-year renewal options)

Jacksonville Distribution Center Jacksonville, Florida	Industrial Distribution Facility	10/12/12	$42.5		$26.0		817,680	$0.36		100%	Samsonite, LLC	2/28/2018 (7) (with two 5-year renewal options)

Bremerhaven Retail Center Bremerhaven, Germany	Value Retail Center	11/30/12	$3.8	(5)	$2.3	(4)	33,121	$0.98	(4)	92%	(6)	2016-2023 (with 3-to 5-year renewal options)

Hannover Retail Center Hannover, Germany	Value Retail Center	12/21/12	$5.4	(5)	$3.4	(4)	26,855	$1.68	(4)	100%	(6)	2015-2022 (with 3-to 5-year renewal options)

			$120.6		$72.5		1,308,202

FOOTNOTES:

(1)	The date reflected for international acquisitions is the date funds were wired to the seller to close the transaction. Depending on the timing of the wire and the time zone in the jurisdiction of the location of the property, the actual transfer of title may occur on the funding date or the next business day (U.S. time).
(2)	Purchase price excludes closing costs and acquisition fees and expenses, including the investment services fees payable to our Advisor.
(3)	Represents the base rent in effect as of December 31, 2013, including the impact of rent abatements, concessions or rent credits, divided by available square footage for the respective property. Excludes tenant reimbursements, straight-line rent adjustments and amortization of above-market leases.
(4)	Amounts converted from Euros to U.S. dollars at $1.38 per Euro, the exchange rate as of December 31, 2013.
(5)	Amounts converted from Euros to U.S. dollars at exchange rates applicable on the dates of acquisition.

(6)	Properties are leased to a variety of retail establishments, each of which occupies less than 5% of our total leasable square feet for all properties.
(7)	Subsequent to December 31, 2013, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which included, among other items, an extension of the lease term from 2/28/2018 to 11/30/2024 with two 5-year renewal options.

Leases

As of February 28, 2014, our real estate portfolio was 99.8% leased, with a weighted average remaining lease term of 6.7 years based on annualized base rents as of December 31, 2013. Each lease was assumed by us in conjunction with the acquisition of the applicable property. Generally, the leases are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. In addition, the tenants are generally responsible for the payment of some, and in two cases substantially all, of the operating expenses of the property. Each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to ten years).

In February 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which included an extension of the lease term from February 2018 to November 2024. Pursuant to the terms of the amendment, the tenant will generally pay monthly base rents ranging from approximately $0.3 million to $0.4 million over the life of the lease term with the exception of certain free rent periods negotiated with the lease extension. More specifically, the tenant is entitled to four months of free rent in 2014 and nine months of free rent in 2024. The lease amendment further provides the tenant with two 5-year renewal options that provide for a reset of base rents at fair market value subject to a monthly base rent floor of approximately $0.4 million. Management believes that the longer term lease as provided by the lease amendment will increase the potential value of the property.

The following is a schedule of future minimum lease payments to be received for each of the next five years and thereafter, in the aggregate, under non-cancellable operating leases, based on an exchange rate of $1.33 per Euro for our foreign properties, as of December 31, 2013 (adjusted for the aforementioned lease amendment):

2014	$11,284,217
2015	12,587,492
2016	12,246,833
2017	11,809,976
2018	10,579,179
Thereafter	24,462,554

$82,970,251

The following table lists, on an aggregate basis, scheduled lease expirations for each year ending December 31, 2014 through December 31, 2023 for our properties owned as of December 31, 2013 (adjusted for the aforementioned lease amendment). The table shows the annualized base rent and percentage of annualized base rent represented by the leases at their expiration dates.

Year of Expiration (1)	Number of Expiring Leases	Expiring Leased Area (in square feet)	Percentage of Total Leased Area	Annualized Base Rent of Expiring Leases (2)(3)	Percentage of Annualized Base Rent

2014	—	—	—%	$—	—%
2015	1	531	0.0%	43,056	0.3%
2016	7	87,780	6.7%	871,591	6.6%
2017	4	22,432	1.7%	308,505	2.4%
2018	3	287,758	22.1%	6,210,468	47.8%
2019	2	22,916	1.8%	319,818	2.4%
2020	2	21,566	1.7%	408,839	3.1%
2021	—	—	—%	—	—%
2022	3	39,278	3.0%	683,756	5.3%
2023	1	5,595	0.4%	74,152	0.6%
Thereafter	1	817,680	62.6%	4,094,328	31.5%

Total	24	1,305,536	100.0%	$13,014,513	100.0%

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the base rent, excluding tenant reimbursements, in the final month prior to expiration multiplied times 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.
(3)	Leases relating to our properties in Germany are payable in Euros, however, for purposes of this table, amounts are presented using $1.33 per Euro, the average exchange rate for the year ended December 31, 2013.

Item 3.	LEGAL PROCEEDINGS

For discussion regarding legal proceedings, see Note 12, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

On April 23, 2010, we commenced our Offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act. As of April 23, 2013, the Offering closed and we had received aggregate offering proceeds of approximately $83.7 million since inception, including proceeds received through our distribution reinvestment plan (“DRP”).

In order to assist FINRA members and their associated persons that participated in our Offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that, as of December 31, 2013, this was the most recent offering price for our common shares. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the offering price for shares of our common stock offered in the Offering was not based on appraisals for any assets we own or may own. Therefore, the Offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share.

We will continue to use the most recent offering price as the estimated per share value until approximately October 2014, which is 18 months following completion of our Offering. Following such 18-month period, the estimated per share value will be based upon a valuation. Such valuation may be performed by our management or a person independent of us and of the Advisor or a combination of both. Such valuation may be based upon a number of assumptions that may prove to be inaccurate or incomplete. See Item 1A. “Risk Factors – Company Related Risks. Until October 2014, which is 18 months after we completed our Offering, we expect to use the price paid to acquire a share of our common stock in our Offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock from and after 18 months after completion of our offering stage, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.”

Recent Sales of Unregistered Securities

There were no other sales of unregistered securities in the past three years.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan

As a result of the termination of our distribution reinvestment plan and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013. During the year ended December 31, 2013, we processed and paid all eligible redemption requests totaling 130,215 shares of common stock at an average price of $9.37 per share, for a total of approximately $1.2 million. We are no longer accepting redemption requests.

Amounts redeemed during the year ended December 31, 2013 were funded with proceeds from the issuance of shares pursuant to our distribution reinvestment plan and proceeds from our Offering. During the year ended December 31, 2012, we received requests for the redemption of an aggregate of 32,064 shares of common stock, all of which were approved for redemption at an average price of $9.69 per share or approximately $0.3 million. Such redemptions were funded with proceeds from our Offering, including amounts received through our distribution reinvestment plan. For the year ended December 31, 2011, we did not receive any requests eligible for redemption under our redemption plan.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. Prior to the second quarter of 2013, we had insufficient cash flows from operating activities or funds from operations to fund a significant portion of our distributions; therefore, such amounts were substantially funded from proceeds of our Offering. Our board of directors has authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

The payment of distributions is a significant use of cash. Our primary source of capital for the payment of distributions is expected to be net operating income generated by our leases, net of our general and administrative expenses, debt service payments and other operating expenses. Our ability to sustain the current distribution rate is therefore highly dependent upon our tenants paying their rent as contractually due, our ability to keep our properties leased, and reducing our general and administrative expenses, including the continuance of the Amended and Restated Expense Support Agreement. See Item 7. “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources – Expense Support Agreement” for additional information relating to the Amended and Restated Expense Support Agreement. In addition, as a result of the termination of our DRP on April 10, 2013, the amount of cash required to fund distributions is no longer offset by additional offering proceeds from DRP shares. Our objective is to maintain a reasonable level of cash reserves to provide for continued distributions at their current level in the event that we have insufficient cash from operating activities, but there is no assurance that our cash reserves will be sufficient to maintain that level in the event of a tenant defaulting on their obligations and/or our Advisor terminating the Amended and Restated Expense Support Agreement. In the event we do not generate sufficient cash from operations, regardless of the amount of reserves we may have, our board of directors may determine to revise our current distribution policy.

The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our DRP, net cash provided by (used in) operating activities, and FFO for each quarter in the years ended December 31, 2013, 2012 and 2011.

Generally, distributions up to the amount of our current or accumulated earnings and profits will be taxable to the recipient stockholders as ordinary income. We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Our board of directors considers a number of factors in its determination of the amount and basis of distributions it declares, including expected and actual net cash flow from operations, FFO, our overall financial condition, our Advisor’s determination in regards to providing expense support to us, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition.

For GAAP purposes, our cumulative net losses and accumulated distributions as of December 31, 2013 were approximately $13.2 million and $9.6 million, respectively. Our net losses and distributions were approximately $2.4 million and $5.2 million, respectively, for the year ended December 31, 2013, $6.2 million and $3.2 million, respectively, for the year ended December 31, 2012 and $3.6 million and $1.1 million, respectively, for the year ended December 31, 2011.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period. See Item 1. “Business – Distribution Policy” and Item 1A. “Risk Factors – Company Related Risks. There can be no assurance that we will be able to achieve anticipated cash flows necessary to maintain distributions at any particular level, or that distributions, if any, will increase over time.”

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC, and the Offering closed on April 23, 2013.

We have used the net proceeds of our Offering primarily to invest in a portfolio of income-oriented commercial real estate. The use of proceeds from our Offering and borrowings were as follows as of December 31, 2013:

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold (1)	8,397,467

Aggregate offering price of amount sold	$83,748,071
Offering expenses (3)	(12,265,815)	$(8,016,528)	$(4,249,287)

Net offering proceeds to the issuer after deducting Offering expenses	71,482,256
Proceeds from borrowings, net of loan costs	54,022,299

Total net offering proceeds and borrowings	125,504,555
Purchases of and additions to real estate assets	(93,733,937)		(93,733,937)
Payment of acquisition fees and expenses (4)	(4,867,082)	(2,226,784)	(2,640,298)
Distributions to stockholders (4) (5)	(5,207,585)	(46,775)	(5,160,810)
Principal payments of debt (5)	(9,037,308)		(9,037,308)
Payment of operating expenses (4) (5)	(846,794)	(608,528)	(238,266)
Redemptions of shares	(1,529,670)		(1,529,670)

Unused Offering proceeds	$10,282,179

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)	For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Offering (a significant portion of which was paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by our Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) that were paid by our Advisor and for which we are not obligated to repay, or amounts deferred under the Expense Support Agreement as described in “Related Party Arrangements” in the accompanying consolidated financial statements in Item 8. “Financial Statements” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)	We funded acquisition fees and expenses, including investment services fees, from net proceeds of our Offering. However, for GAAP purposes, such amounts are treated as an expense in calculating our net income (loss) and as a deduction in calculating our net cash provided by (used in) operating activities. For GAAP purposes, we are required to report distributions in excess of net cash provided by operating activities as funded from other sources (i.e., Offering proceeds), regardless of whether amounts included in the calculation of net cash provided by operating activities were funded from other sources. Offering proceeds used to fund distributions to stockholders, as presented in the table above, represents amounts we consider used for such purposes, after taking into account items, such as acquisition fees and expenses, being paid from Offering proceeds.
(5)	We may pay distributions, debt service and/or operating expenses from the remaining amount of our net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of December 31, 2013.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for Global Income Trust, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2013	2012	2011	2010 (¹)	2009 (¹)
Operating Data:
Revenues	$13,721,760	$9,052,791	$2,468,101	$—	$—
Operating income (loss)	1,896,253	(3,034,955)	(2,624,156)	(928,951)	—
Net loss	(2,392,846)	(6,234,588)	(3,635,477)	(928,951)	—
Net loss per share (basic and diluted)	(0.30)	(1.27)	(2.08)	(1.78)	—
Weighted average number of shares outstanding (basic and diluted) (1)	7,931,165	4,908,673	1,744,849	520,975	—
Distributions declared (2)	5,155,770	3,199,577	1,134,137	83,379	—
Distributions declared per share (2)	0.65	0.65	0.65	0.16	—
Net cash provided by (used in) operating activities	4,629,744	(945,936)	(1,657,332)	(62,517)	—
Net cash used in investing activities	(601,708)	(40,357,200)	(54,859,312)	—	—
Net cash provided by financing activities	4,175,848	37,892,489	54,813,083	6,994,805	—

Other Data:
Funds from operations (“FFO”) (3)	4,622,736	(1,769,907)	(2,546,342)	(928,951)	—
FFO per share	0.58	(0.36)	(1.46)	(1.78)	—
Modified funds from operations (“MFFO”) (3)	4,572,244	1,147,866	(993,485)	(928,951)	—
MFFO per share	0.58	0.23	(0.57)	(1.78)	—
Properties owned at the end of year	9	9	3	—	—

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Real estate investment properties, net	$88,384,755	$90,241,221	$39,491,392	$—	$—
Lease intangibles, net	20,444,809	24,911,906	13,697,749	—	—
Cash and cash equivalents	10,282,179	2,037,120	5,429,114	7,132,675	200,387
Total assets	123,894,032	121,250,852	60,561,490	7,211,670	200,387
Mortgage notes and other debt obligations	72,450,056	77,918,567	39,538,879	—	—
Total liabilities	75,956,167	81,811,077	41,841,967	1,064,820	387
Stockholders’ equity	47,937,865	39,439,775	18,719,523	6,146,850	200,000

FOOTNOTES:

(1)	Significant operations commenced on October 8, 2010 when we received the minimum offering proceeds and the funds were released from escrow. The results of operations for the year ended December 31, 2010 include only organizational costs incurred on our behalf by our Advisor, and general and administrative expenses. Weighted average number of shares outstanding is presented for the period we were operational.

(2)	Distributions are declared by the board of directors and generally are based on various factors, including actual and future expected net cash from operations, FFO and our overall financial condition, among others. For the year ended December 31, 2013, 2012 and 2011, approximately 83%, 9% and 0%, respectively, of distributions declared to stockholders were considered to be funded with cash provided by operations, calculated on a quarterly basis, and approximately 17%, 91% and 100% of distributions, respectively, were considered to be funded from other sources (i.e. Offering proceeds) for GAAP purposes. For the years ended December 31, 2013, 2012 and 2011, approximately 72%, 100% and 100%, respectively, of distributions were considered a return of capital and 28%, 0% and 0%, respectively, were considered taxable for federal income tax purposes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”” for additional information on distributions declared for the years ended December 31, 2013, 2012 and 2011.
(3)	FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association (“IPA”), an industry trade group, Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, and the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for various items, as applicable, included in the determination of GAAP net income or loss including: acquisition fees and expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, adjustments related to contingent purchase price consideration and straight-line rent adjustments. FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered (i) as an alternative to net income or loss, or net income or loss from continuing operations, as an indication of our performance, (ii) as an alternative to cash flows from operations as an indication of our liquidity, or (iii) as indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should not be construed as more relevant or accurate than the current GAAP methodology in calculating net income or loss and its applicability in evaluating our operating performance.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations” for additional disclosures relating to FFO and MFFO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were organized as a Maryland corporation on March 4, 2009 and have elected to be taxed, and currently qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

Our Advisor and Property Manager

Our Advisor and our Property Manager are each wholly owned by affiliates of our Sponsor, which is an affiliate of CNL, a leading private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager, including an affiliate of Blackrock, Inc. (NYSE: BLK), who provides services with respect to our assets held in Germany. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

Our Common Stock Offering

In April 2010, we commenced our Offering, the net proceeds of which were used primarily to fund our acquisitions of real estate. We commenced operations on October 8, 2010, when the minimum required offering proceeds were received and funds were released to us from escrow. On April 23, 2013, the Offering closed and, as of such date, we had received aggregate offering proceeds of approximately $83.7 million (8.4 million shares), including approximately $1.9 million (0.2 million shares) through our distribution reinvestment plan.

Our Real Estate Portfolio

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. During 2011, we acquired our first three properties: a distribution center outside of Austin, Texas and two office buildings in Fort Worth, Texas. During 2012, we completed the purchase of five value-retail centers across Germany, as well as a distribution center in Jacksonville, Florida. As of February 28, 2014, we owned nine properties with approximately 1.3 million square feet of leasable space and our portfolio was 99.8% leased with a weighted average remaining lease term of 6.7 years. Our tenants include Mercedes-Benz Financial Services USA, LLC, DynCorp International, LLC, Samsonite, LLC, and FedEx Ground Package System, Inc., as well as a number of popular value retailers in Germany.

We have focused on assets that we believe will provide a steady income stream. In evaluating investment opportunities, we considered relevant real property and financial factors in selecting properties, including the condition and location of the property, its income-producing capacity and its prospects for appreciation. In considering a property’s income-producing capacity, we evaluated a variety of criteria, including cap rates. A cap rate is a ratio used to estimate the value of income producing properties. Generally, a cap rate is computed by taking the net operating income (meaning, rental income less property operating expenses and property management fees) and dividing it by either the sales price or fair market value of the property. During our investment phase, while cap rates were pushing down in major urban areas, we made investments in select suburban markets that we believe offer investors attractive risk-adjusted returns. Our initial focus on U.S. properties was based on the relative ease with which we could conduct due diligence and acquire assets of relatively small dollar investments and the demographics of the markets we selected. In addition to sound property-level attributes, we carefully reviewed relevant demographic and economic factors that we expect to affect each property location.

Internationally, we focused on the stronger economies in Europe. While the European debt crisis followed closely behind disruptions in the U.S economy, it also created potential income acquisition opportunities in key markets in the more stable countries. We targeted properties in Germany, a region where our sub-advisor has local offices. In particular, we saw positive investment characteristics in German value retail, which tends to be more resistant to economic decline.

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

Operating Performance

With the completion of our Offering and acquisition phase, our focus has shifted towards our tenants and assessing their current and future needs. As we look for ways to increase our cash flows and build value, we are contemplating a number of value creation opportunities relating to our properties including, but not limited to, seeking lease extensions with tenants in advance of renewal option periods. In general, we expect the operating cash flows from our properties to increase over time as scheduled rent increases become due on certain properties; however, as we seek lease extensions with certain tenants, we may determine to adjust scheduled rent increases and/or offer “free rent” periods to tenants on one or more of our leases. See Item 2. “Properties – Leases” for information regarding a lease amendment for the Jacksonville Distribution Center entered into in February 2014.

Expense Support from our Advisor

Pursuant to the advisory agreement with our Advisor, our Advisor is entitled to asset management fees and reimbursement of certain personnel-related expenses it incurs on our behalf. For the period April 1, 2012 through December 31, 2013, our Advisor agreed to defer and subordinate receipt of such fees and reimbursements to us meeting certain distribution coverage metrics pursuant to an expense support agreement. Effective January 1, 2014, our Advisor has agreed to accept forfeitable restricted stock, in lieu of cash, as payment for such fees and reimbursements if certain distribution coverage metrics are not met subject to an amended and restated expense support agreement. As a result, our cash from operations has been, and is expected to continue to be until such time as the Amended and Restated Expense Support Agreement is terminated by the Advisor, positively impacted by expense support provided by our Advisor. For additional information regarding expense support provided by the Advisor, see “Expense Support Agreements” further below.

Distributions

We continue to focus on providing stockholders with attractive and stable cash distributions. Prior to 2013, our distributions were funded primarily with Offering proceeds. Although management believes that the lease amendment entered into for the Jacksonville Distribution Center will increase the value of the property as the result of a longer term lease, cash from operations is expected to be negatively impacted during the first half of 2014 due to a period of free rent that was negotiated by the tenant. With the completion of our acquisition phase and the Amended and Restated Expense Support Agreement in place, cash from operations and FFO are currently expected to fund substantially all of our distributions at the current rate during the second half of 2014. Our Advisor could determine to terminate the Amended and Restated Expense Support Agreement upon 120 days’ notice to us, and we may have a number of other unforeseen circumstances that could cause us to have less cash available for distributions. As a result of the expected reduction in cash from operations for the first half of 2014, we currently expect that we will fund a portion of our distributions in the near term with uninvested Offering proceeds. In addition, should we not have sufficient cash available from operations for distributions beyond the first half of 2014, we may continue to use uninvested Offering proceeds to fund any such shortfalls and/or have to amend our current distribution policy.

In April 2013, our board of directors determined it was in our best interest to terminate our distribution reinvestment plan; therefore, all distributions paid, commencing in May 2013, are paid in cash to stockholders. Prior to May 2013, approximately one-third of our monthly distributions were being reinvested in additional shares of common stock by participants of our distribution reinvestment plan. The termination of this plan results in more net cash being required to fund distributions on a monthly basis.

Exit Strategy

Although our board of directors is not required to review or recommend a liquidity event by any certain date, with the completion of our Offering, our Advisor has begun to explore possible strategic alternatives and our board has formed a Special Committee. As part of the process of beginning to explore strategic alternatives available to us, in August 2013, the Special Committee engaged STRH as its financial advisor. Under the terms of the engagement, STRH will provide various financial advisory services, as requested by the Special Committee and as customary for an engagement in connection with exploring strategic alternatives. In connection with the engagement, we have agreed to pay STRH certain customary fees, including fees upon the consummation of a liquidity event.

Although the Special Committee has engaged STRH to assist with the exploration and consummation of a liquidity event for us, we are not obligated to enter into any particular transaction. In addition, the timing of when we may pursue a potential liquidity event, is subject to various items beyond the control of our Advisor or our board of directors, including real estate and market conditions, in general. Therefore, although we have begun the process of exploring strategic alternatives, there is no specific date by which we must have a liquidity event and there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, that we will be able to meet our investment objectives or provide a return to stockholders that equals or exceeds the price per share paid for shares of our common stock. Possible strategic alternatives for liquidity may include the sale of either our Company or our assets, potential merger opportunities, the listing of our common shares on a national securities exchange or a combination of various alternatives. In addition, in anticipation of a liquidity event, we may determine to sell one or more of our properties if our board of directors determined it to be in the best interests of our stockholders. The actual date of any liquidity event is at the discretion of the board of directors, and would be subject to our governing documents.

Liquidity and Capital Resources

General

Through April 2013, we were in our offering and acquisition phase and, therefore, our primary sources of capital to date have been proceeds from our Offering and debt financing.

To date, our principal demands for funds have been for:

•	the acquisition of real estate and real estate-related assets,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Equity and Debt Capital

During the year ended December 31, 2013, we received proceeds from our Offering, net of stock issuance and offering costs, of approximately $16.8 million. These amounts, as well as cash available as of December 31, 2012, were used to repay in full the outstanding debt on two loans totaling $4.8 million, to pay approximately $1.3 million of scheduled principal payments on other debt and to pay approximately $1.3 million in redemption requests, leaving a balance of approximately $10.3 million of unused Offering proceeds as of December 31, 2013. We expect to use the remaining cash: (i) to make select capital improvements at certain of our existing properties and pay operating expenses and debt service during any “free rent” periods, either or both of which may be done in connection with extending certain existing lease terms, (ii) to establish a reserve for future working capital and other needs, and/or (iii) to invest in additional real estate or other permitted investments.

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains); therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. As our Offering closed in April 2013, we will have limited capital to make acquisitions in the near term. Our board of directors may consider strategic alternatives in 2014 for providing liquidity to investors, some of which could provide liquidity to us such as listing our shares on a national exchange and/or accessing equity capital markets; however, there is no guarantee we will do so.

Borrowings

The following table provides details of our indebtedness as of December 31, 2013:

Property and Related Loan	Outstanding Principal Balance (in millions)	Interest Rate	Payment Terms	Maturity Date (1)

Jacksonville Distribution Center (2)	$26.0	6.08% per annum	$187,319 monthly principal and interest payments based on a 25-year amortization	9/1/2023

Heritage Commons IV (3)	19.8	6.018% per annum	$132,307 monthly principal and interest payments based on a 25-year amortization	11/1/2016

Heritage Commons III (3)	11.7	4.7% per annum	$70,338 monthly principal and interest payments based on a 25-year amortization	7/1/2016

Worms Retail Center (5)	3.9	2.98% per annum	(6)	8/1/2019
Hannover Retail Center (5)	3.4	2.78% per annum	(6)	8/1/2019
Giessen Retail Center (4)	3.0	3.7% per annum, subject to renegotiation in 2022	$9,339 monthly interest only payments until March 8, 2017, then $21,960 monthly principal and interest payments through maturity date (4)	3/8/2032

Gütersloh Retail Center (5)	2.4	3.17% per annum	(6)	8/1/2019

Bremerhaven Retail Center (5)	2.3	2.87% per annum	(6)	8/1/2019

Total	$72.5

FOOTNOTES:

(1)	Represents the initial maturity date, which may be extended beyond the date shown.
(2)	We assumed an existing secured non-recourse first mortgage loan on the Jacksonville Distribution Center. The existing mortgage may be prepaid, in full but not in part, subject to a reinvestment charge for any prepayment occurring sooner than six months before maturity.
(3)	The mortgage loans may be extended for an additional term not to exceed beyond December 1, 2018 and September 1, 2018 for Heritage Commons III and Heritage Commons IV, respectively, subject to the interest rate increasing to 9.7% per annum for Heritage Commons III and 11.018% per annum for Heritage Commons IV.
(4)	The amount of the loan and the amount of the monthly payments were translated from Euros to U.S. dollars at the exchange rate applicable on December 31, 2013.
(5)	In connection with the acquisition of these properties, we obtained a senior loan secured by all four of the properties in the aggregate principal amount of approximately €8.7 million (the “Retail Centers Loan”) or $11.5 million based on using the exchange rate from Euros to U.S. dollars applicable on the date of purchase of the properties. In the event of a sale of the properties, or the early repayment of proportionate loan amounts, the lender shall be entitled to a payment of approximately €3.4 million with respect to the Worms Retail Center, approximately €2.1 million with respect to the Gütersloh Retail Center, approximately €2.0 million with respect to the Bremerhaven Retail Center, and approximately €2.9 million with respect to the Hannover Retail Center. These amounts would equate to $4.7 million, $2.9 million, $2.8 million and $4.0 million, respectively, if translated from Euros to U.S. dollars at the exchange rate applicable on December 31, 2013.
(6)	Interest-only payments are payable semi-annually in arrears, on January 15 and July 15 of each year, during the first five years. Commencing on January 15, 2018, amortized semi-annual payments of principal become due and payable as follows: January 15, 2018 – 1.25% of the original principal balance; July 15, 2018 – 1.25% of the original principal balance; January 15, 2019 – 1.5% of the original principal balance; and July 15, 2019 – 1.5% of the original principal balance.

Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit aggregate borrowings of up to approximately 75% of the aggregate value of our assets, our intent is to target our aggregate borrowings to between 50% and 60% of the aggregate value of our assets. As of December 31, 2013, we had an aggregate debt leverage ratio of 58.5% of the aggregate net book value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings up to the levels described above, and in certain circumstances, in excess of these levels if approved by the board of directors.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements. The loan agreements also contain customary events of default and remedies for the lenders. The borrowers are normally direct or indirect subsidiaries of our operating partnership. As of December 31, 2013, we were in compliance with all of our debt covenants for our mortgage notes payable.

We may seek to refinance our properties, but in doing so may face difficulties if the remaining term of our tenant’s lease obligations is less than five years. For example, the senior loans entered into at the time of our purchase on two of our properties each have an expected maturity in 2016. While each such senior loan contains a provision through which the loan can be extended for approximately two years, the extension triggers a substantial increase in the interest rate. Therefore, unless a strategic exit event happens earlier, we expect to refinance the debt prior to its initial maturity. The terms of any refinancing could be less favorable than the current terms if the properties’ tenants have not exercised their options to extend, or we have not otherwise negotiated an extension of, the leases.

We are currently considering capital improvements to several of our properties in connection with negotiating extended lease terms and enhancing the asset values of certain properties. Lease extensions are likely to create an obligation to pay lease commissions and may also provide our tenants with some period of free or reduced rent. Some, but not all of our debt instruments require us to fund reserves that can be used to pay capital improvements and lease commissions, but these growing reserves would not necessarily be sufficient to fund all such capital improvements and lease commissions. Therefore, we expect to retain a portion of the remaining unused net proceeds from our Offering for this purpose. Also, any amendment to the terms of existing leases could require approval by the lender providing the loan secured by the related property.

In the event unforeseen capital expenditures are necessary for which we do not have sufficient cash reserves to fund, we may be forced to defer making such improvements which could impact the ability for us to renew an existing lease or obtain a new lease on the property and could negatively impact the value of our property. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures or for temporary working capital in the event one or more of tenants experience financial difficulties and there is an interruption in their ability to make lease payments. However, there is no guarantee we would be able to obtain financing on favorable terms, or at all, and we may be forced to sell one or more properties at an unfavorable time to meet our obligations and to continue paying distributions.

Cash from Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties, which in general is rental income and tenant reimbursements less property operating expenses and property management fees (“NOI”). Due to the nature of our leases, the tenants are responsible for a portion, or in two cases, substantially all, of the property operating expenses; therefore, any increases in property expenses are generally reimbursed by the tenants. In addition, our portfolio had a weighted average remaining lease term of 6.7 years as of February 28, 2014, with approximately 90.7% of our rental revenues scheduled to expire in 2018 or later. Based on this, we do not expect lease turnover or any increase in property expenses to have a significant impact on our cash flow from operations in the near term. However, we are vulnerable to tenant and geographic concentrations, whereby a default or non-renewal by one of our significant tenants or economic downturns in certain geographic regions would have a negative impact on our results of operations and cash flow from operations. In addition, we recently executed a lease amendment for one of our properties, and are currently in discussions with several other tenants regarding lease amendments, in connection with obtaining extensions of the terms which could result in periods of reduced and/or free rent to the tenants. Although we expect the lease amendment for our Jacksonville Distribution Center will, and any other material modifications to other leases could, adversely impact our cash from operations in the near term, we anticipate any extensions of existing leases could increase the value of our properties and leases.

We had net cash provided by operating activities for the year ended December 31, 2013 of $4.6 million for GAAP purposes, as compared to net cash used in operating activities of $0.9 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively. The positive trend of operating cash flows was primarily the result of the following:

•	an increase in property NOI, net of interest expense on property debt, of approximately $3.1 million primarily attributable to the properties acquired during 2012 being in operation for the full year;

•	a decrease in acquisition fees and expenses of approximately $3.2 million primarily due to there being no acquisitions in 2013; and

•	a decrease in certain operating expenses of $0.2 million primarily due to the Expense Support Agreement with our Advisor, described below;

•	offset by net cash used of approximately $0.1 million during the year ended December 31, 2013, as compared to $0.9 million in net cash provided during the year ended December 31, 2012 due to changes in operating assets and liabilities.

Net cash provided by operating activities for the year ended December 31, 2013 is net of approximately $0.5 million in acquisition fees and expenses paid during the year, including amounts payable as of December 31, 2012. Since we have substantially completed our acquisition phase, we do not expect to incur significant acquisition fees and expenses in the future and generally expect a stable to positive trend in cash from operations in future periods relating to our properties. However, as a result of the lease amendment for the Jacksonville Distribution Center and in the event we determine it is in our best interests to modify other leases in connection with early lease renewals or otherwise extend the terms of our leases, our net cash provided by operating activities will be negatively impacted in the near term.

During the year ended December 31, 2013, our cash from operations was positively impacted by the Expense Support Agreement (as described in “Results of Operations – Expense Support”) which we entered into with our Advisor commencing in April 2012, pursuant to which our Advisor agreed to defer and subordinate up to 100% of its asset management fees and reimbursements of personnel-related operating expenses to the extent that our modified funds from operations (as defined and revised in the Amended and Restated Expense Support Agreement) was less than distributions declared to stockholders. As a result of the original Expense Support Agreement, our Advisor deferred approximately $1.8 million in such fees and expenses during the year ended December 31, 2013, in addition to approximately $1.1 million in similar fees and expenses deferred for the year ended December 31, 2012. Our Advisor has agreed to provide expense support under the Amended and Restated Expense Support Agreement; whereby the Advisor will receive forfeitable restricted stock, subject to certain performance-based vesting provisions, in lieu of cash, as payment for up to 100% of asset management fees and operating-related personnel expenses if certain distribution coverage metrics are not met. See “Expense Support Agreements” below for additional information on the terms of the Amended and Restated Expense Support Agreement. The asset management fees and reimbursements of personnel-related operating expenses that were deferred through December 31, 2013 are subject to reimbursement if we achieve certain performance hurdles within three years of the applicable deferrals. As of December 31, 2013, we did not believe it was probable that the performance hurdles would be achieved within the prescribed reimbursement period due to the cumulative nature of such metrics; therefore, we have not recognized any expense for the amounts deferred to date.

We expect cash from operating activities may improve further as we explore opportunities for investing our remaining unused Offering proceeds in portfolio enhancements and tenant improvements that optimize our rental revenues through extended lease terms. As of February 28, 2014, the weighted average remaining lease term on our properties is 6.7 years and less than 10% of our annualized base rents are set to expire prior to 2018; therefore, we do not expect any significant lease turnover in the near term. However, net cash from operations and FFO will decrease in the future for reduced rents or “free rent” provided to tenants, if we experience increases in our operating expenses or should our Advisor terminate the Amended and Restated Expense Support Agreement (see “Results of Operations – Expense Support”).

Foreign Operations

Approximately 21.9% of our aggregate net real estate assets as of December 31, 2013 and 18.1% of our total revenues for the year ended December 31, 2013 related to properties in Germany. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall foreign currency exposure to the equity that we have invested and the equity portion of our cash flow. However, because we have not obtained a cash flow hedge, we are vulnerable to changes in exchange rates. To date, we have experienced a positive impact of approximately $0.5 million relating to unrealized foreign currency translation adjustments. However, future movements in the exchange rate of Euros to U.S. dollars could materially impact our financial results and we may sell our assets in Germany at a time when the exchange rates are less favorable to us.

Our income outside the U.S. is subject to foreign income taxes; thereby, reducing our effective yield on our foreign assets. Generally, excess cash held in foreign subsidiaries is available for our use to fund domestic operations.

Working Capital

As of December 31, 2013, we had $10.3 million in unrestricted cash from unused net proceeds from our Offering. We are currently contemplating investments in select capital improvements in connection with improving our properties or extending existing lease terms. While these capital improvements were not completed by the end of 2013, we are committed to taking advantage of opportunities such as these where we can find incentives for our tenants to extend their lease terms while creating value to our stockholders. We may also incur customary leasing commissions with any lease extensions, which we would fund from our cash reserves. We intend to retain reserves for future working capital and other needs. Due to the fact that our Offering has closed and we do not have other readily available sources of capital at this time, we expect to maintain a higher level of working capital in the near term.

Repayment of Debt

The majority of our debt outstanding at December 31, 2013 requires monthly repayment of a portion of the outstanding principal. During 2013, we repaid approximately $5.3 million of our mortgage notes payable, including approximately $4 million related to the mezzanine loan that was extinguished prior to its maturity. In addition, we repaid $0.8 million, the full outstanding balance of our credit facility during 2013. Our scheduled principal amortization in 2014 is approximately $1.3 million.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. Prior to the second quarter of 2013, we had insufficient cash flows from operating activities or funds from operations to fund a significant portion of our distributions; therefore, such amounts were substantially funded from proceeds of our Offering. Our board of directors has authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

The payment of distributions is a significant use of cash. Our primary source of cash for the payment of distributions is expected to be net operating income generated by our leases, net of our general and administrative expenses, debt service payments and other operating expenses. Our ability to sustain the current distribution rate is therefore highly dependent upon our tenants paying their rent as contractually due, our ability to keep our properties leased, and minimizing our general and administrative expenses to the extent possible, including continued expense support from our Advisor under the Amended and Restated Expense Support Agreement. For additional information on the Amended and Restated Expense Support Agreement, see “Expense Support Agreements” below.

In addition, as a result of the termination of our DRP on April 10, 2013, the amount of cash required to fund distributions is no longer offset by additional Offering proceeds from the issuance of DRP shares. Our objective is to maintain a reasonable level of cash reserves to provide for continued distributions at the current level in the event we have insufficient cash from operating activities, but there is no assurance that our cash reserves will be sufficient to maintain that level in the event of a tenant defaulting on their obligations and/or our Advisor terminating the Amended and Restated Expense Support Agreement. In the event that we do not generate sufficient cash from operations, regardless of the amount of reserves we may have, we may have to revise our current distribution policy.

The following table presents total cash distributions declared and issued, including cash distributions reinvested in additional shares through our DRP, net cash provided by (used in) operating activities and FFO for each quarter of the years ended December 31, 2013, 2012 and 2011:

			Distributions Paid (1)
	Distributions Declared Daily Per Share	Total Cash Distributions Declared (2)	Cash	Reinvested via DRP	Net Cash Provided by (Used In) Operating Activities (3)	FFO (4)

2013 Quarters
First	$0.0017808	$1,125,577	$735,545	$390,032	$227,064	$1,015,923
Second	0.0017808	1,324,515	1,324,515	—	1,470,115	1,136,884
Third	0.0017808	1,352,838	1,352,838	—	1,409,275	1,304,892
Fourth	0.0017808	1,352,840	1,352,840	—	1,523,290	1,165,037

Total		$5,155,770	$4,765,738	$390,032	$4,629,744	$4,622,736

2012 Quarters
First	$0.0017808	$565,867	$382,565	$183,302	$(447,482)	$(704,172)
Second	0.0017808	741,419	493,213	248,206	142,943	25,158
Third	0.0017808	894,148	582,049	312,099	142,035	(442,171)
Fourth	0.0017808	998,143	649,555	348,588	(783,432)	(648,722)

Total		$3,199,577	$2,107,382	$1,092,195	$(945,936)	$(1,769,907)

2011 Quarters

First	$0.0017808	164,200	122,391	$41,809	$(541,404)	$(269,434)
Second	0.0017808	237,352	168,282	69,070	(655,078)	(1,058,569)
Third	0.0017808	325,148	218,548	106,600	(43,172)	(264,931)
Fourth	0.0017808	407,437	266,494	140,943	(417,678)	(953,408)

Total		$1,134,137	$775,715	$358,422	$(1,657,332)	$(2,546,342)

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our DRP, including amounts paid and shares issued subsequent to the period reported.
(2)	Our net loss was approximately $2.4 million, $6.2 million and $3.6 million and cash distributions declared were approximately $5.2 million, $3.2 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, approximately 17%, 91% and 100%, respectively, of distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds), as calculated on a quarterly basis, and 83%, 9% and 0%, respectively, were considered to be funded with cash provided by operations for GAAP purposes. For the years ended December 31, 2013, 2012 and 2011, approximately 72%, 100% and 100%, respectively, of distributions were considered a return of capital and 28%, 0% and 0%, respectively, were considered taxable for federal income tax purposes. Because we funded certain amounts from Offering proceeds that were deductions in calculating GAAP net cash from operating activities, such as acquisition fees and expenses, we have calculated the amount of Offering proceeds used to fund distributions after taking these items into account in the presentation of the use of proceeds from our Offering in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities.”
(3)	Net cash provided by (used in) operating activities agrees with the consolidated statements of cash flows in our consolidated financial statements. Such amount generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in the applicable period. Further, net cash provided by (used in) operating activities for GAAP purposes for the years ended December 31, 2013, 2012 and 2011, includes deductions for acquisition fees and expenses of approximately $0.05 million, $3.2 million and $1.6 million, respectively, included in net loss but are non-recurring and we consider to be funded from Offering proceeds. In addition to net cash provided by (used in) operating activities, the board of directors considers other factors in determining distributions including expected and actual funds from operations and modified funds from operations, as well as other factors.
(4)	See reconciliation of funds from operations in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations.”

Generally, distributions up to the amount of our current or accumulated earnings and profits will be taxable to the recipient stockholders as ordinary income. We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Our board of directors considers a number of factors in its determination of the amount and basis of distributions it declares, including expected and actual net cash flow from operations, FFO, our overall financial condition, our Advisor’s determination in regards to providing expense support, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as, other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition.

Common Stock Redemptions

As a result of the termination of our DRP and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013. During the year ended December 31, 2013, we processed and paid all eligible redemption requests totaling 130,215 shares of common stock at an average price of $9.37 per share, for a total of approximately $1.2 million. We are no longer accepting redemption requests.

Expense Support Agreements

In March 2012, our board of directors approved an Expense Support and Conditional Reimbursement Agreement with our Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and asset management fees to our Advisor and its affiliates were deferred and subordinated until such time, if any, that (i) our cumulative modified funds from operations (as defined and revised in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to our stockholders for the same period. Such reimbursements and payments were further subordinated to our total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement was terminable by the Advisor, but not before December 31, 2013, as amended, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of reimbursement within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and we will have no obligation to pay such amounts.

In March 2014, we entered into an Amended and Restated Expense Support, Conditional Reimbursement and Restricted Stock Agreement (the “Amended and Restated Expense Support Agreement”) with our Advisor. Pursuant to the Amended and Restated Expense Support Agreement, effective January 1, 2014, our Advisor has agreed to accept forfeitable restricted shares of our common stock (the “Restricted Stock”) in lieu of cash in payment for up to the full amount of asset management fees and operating-related personnel expenses owed by us to the Advisor under the advisory agreement for services rendered after December 31, 2013. The amount of such expense support will be equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared in the applicable quarter, over (b) our aggregate modified funds from operations (as defined and revised in the Amended and Restated Expense Support Agreement) for such quarter, determined each calendar quarter on a non-cumulative basis (the “New Expense Support Amount”). The number of shares of Restricted Stock to be issued to the Advisor under the Amended and Restated Expense Support Agreement will be determined by dividing (x) the Expense Support Amount for the applicable quarter, by (y) the most recent public offering price per share of our common stock, unless and until such time as we determine an estimated net asset value (“NAV”) per share of our common stock, at which time the most recent NAV per share shall be used.

Generally, Restricted Stock will vest immediately prior to or upon the occurrence of a listing of our common stock, a merger or other Liquidity Event (as defined in the advisory agreement) or a sale of substantially all of our assets (hereinafter, an “Exit Event”) that results in the value of our common stock, plus total distributions received by our stockholders since inception and to be received as a result of the Exit Event, exceeding an amount equal to 100% of invested capital plus a cumulative 6% priority return on investment (the “Vesting Threshold”).

Restricted Stock will also vest immediately in the event the advisory agreement is terminated without cause by us before the occurrence of an Exit Event (the “Restricted Period”), provided that the most recently reported estimated NAV of our common stock plus total distributions received by stockholders prior to such termination of the advisory agreement equals or exceeds the Vesting Threshold. Restricted Stock shall be immediately and permanently forfeited under various circumstances, including certain circumstances relating to a termination of the advisory agreement.

In addition, the conditional reimbursement provisions of the original Expense Support Agreement shall survive, and we continue to be obligated to repay amounts previously deferred as of December 31, 2013 of up to $2.8 million, contingent on the subordination conditions of certain performance metrics being met within three years of the applicable deferrals.

The Amended and Restated Expense Support Agreement is effective beginning January 1, 2014 and continues until terminated by the Advisor in writing with 120 days’ notice.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on other capital resources or the revenues or income derived from our properties, other than those disclosed in this Annual Report, including those referred to in the risk factors identified in the “Risk Factors.”

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

As of December 31, 2013, we owned nine real estate investment properties and our portfolio was 99.8% leased under operating leases. For more information on our properties and leases see Item 2. “Properties.”

In understanding our operating results in the accompanying financial statements and our expectations about 2014 and beyond, it is important to understand how the growth in our assets has impacted our results. The chart below illustrates our net losses and property-level NOI (in millions) for the years ended December 31, 2013, 2012 and 2011, and the amount invested in properties (in millions) as of December 31, 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Total revenues	$13.7	$9.1	$2.5
Less:
Property operating expenses	2.9	2.7	0.9
Property management fees	0.4	0.3	0.1

NOI	10.4	6.1	1.5
Less:
General and administrative expenses	1.9	1.9	1.3
Acquisition fees and expenses	0.1	3.2	1.6
Asset management fees	1.2	0.7	0.2
Depreciation and amortization	7.0	4.4	1.1
Expense support	(1.8)	(1.1)	—
Other expenses, net of other income	4.3	3.4	0.9
Income tax expense (benefit)	0.1	(0.2)	—

Net loss	$(2.4)	$(6.2)	$(3.6)

Invested in properties, end of period	$120.6	$120.6	$54.3

Fiscal year ended December 31, 2013 as compared to fiscal year ended December 31, 2012

Revenues. Rental revenue and tenant reimbursements were approximately $12.3 million and $1.4 million, respectively, for the year ended December 31, 2013, as compared to approximately $7.8 million and $1.3 million, respectively, for the year ended December 31, 2012. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred. The increase in rental revenues and tenant reimbursements was due to the properties purchased during 2012 being operational for the full year in 2013. We generally expect revenues recognized under our current leases to remain fairly constant for 2014; however, with the recent amendment of the lease for our Jacksonville Distribution Center providing for free rent periods in the near term, we expect rental revenues will decrease. Although the amendment to the lease of the Jacksonville Distribution Center, as well as, any similar modifications to other leases, would be in connection with value creation opportunities, such an event may negatively impact future revenues.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2013 were approximately $2.9 million, as compared to approximately $2.7 million for the year ended December 31, 2012. These expenses include property taxes, utilities and other costs that we are responsible for paying to operate our properties, some of which are reimbursable by the tenants with reimbursed amounts included in revenues. The increase in property operating expenses was primarily due to expenses incurred on properties acquired in 2012 being operational for the full year in 2013.

In general, as property operating expenses increase, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. Two of our properties are triple-net leased whereby the tenants are responsible for procuring and paying third parties directly for property operating expenses, including real estate taxes, insurance, utilities and other property operating expenses. Property operating expenses incurred and paid directly to third parties by these tenants are not included in our property operating expenses due to these amounts being the obligations of our tenants. In the event these tenants fail to meet their obligations to pay these expenses, we would be responsible for certain of these expenses such as, real estate taxes of approximately $0.6 million per year. Accordingly, in such event, property operating expenses would increase.

General and Administrative Expenses. General and administrative expenses for each of the years ended December 31, 2013 and 2012 were approximately $1.9 million. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. Under the Expense Support Agreement, described below, all of the reimbursable operating-related personnel expenses of affiliates of our Advisor for the period April 1, 2012 through December 31, 2013, were deferred and subordinated to our achieving certain performance metrics. For the years ended December 31, 2013 and 2012, we deferred approximately $0.6 million and $0.5 million, respectively, of operating-related personnel expenses in accordance with this agreement. These charges are included in general and administrative expenses and the deferral of such amounts is included in the expense support credit in the accompanying statement of operations. See “Expense Support” below.

Although we expect total general and administrative expenses for our properties will remain consistent in 2014, we currently anticipate a portion of operating-related personnel expenses will be paid in the form of Restricted Stock in accordance with the terms of the Amended and Restated Expense Support Agreement; thereby, resulting in a reduction in general and administrative expenses. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $0.1 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively, and consisted primarily of investment services fees paid to our Advisor and acquisition expenses, such as legal and other closing costs in connection with our property acquisitions. We anticipate that we will incur additional acquisition fees and expenses to the extent we acquire an additional property or real estate-related assets with unused proceeds from our Offering. However, with the close of our Offering in April 2013, we do not expect to have significant near term acquisitions or to incur significant acquisition fees and expenses.

Asset Management Fees. We incurred approximately $1.2 million and $0.7 million in asset management fees payable to our Advisor or sub-advisors during the years ended December 31, 2013 and 2012, respectively. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management; therefore, these fees increased due to the properties acquired during 2012 being operational for a full year. Under the Expense Support Agreement, all of the asset management fees for the period April 1, 2012 through December 31, 2013, were deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement. See “Expense Support” below.

We currently anticipate all or a significant portion of asset management fees will be paid in the form of Restricted Stock in accordance with the terms of the Amended and Restated Expense Support Agreement; thereby resulting in a reduction in asset management fees expense. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement.

Property Management Fees. We incurred approximately $0.4 million in property management fees payable to our Property Manager and sub-property managers during the year ended December 31, 2013, as compared to $0.3 million during the year ended December 31, 2012, for services in managing our property operations. Property management fees generally range from 1.5% to 4.5% of property revenues, and increased during 2013 as a result of the increase in rental revenues and tenant reimbursements. These expenses may be impacted in future periods if our current leases are modified as described above in “Revenues.”

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013 was approximately $7.0 million, as compared to approximately $4.5 million for the year ended December 31, 2012. The increase in expense was primarily the result of our buildings, improvements and in-place leases of our properties placed in service in 2012 being operational for a full year in 2013.

Expense Support. For the years ended December 31, 2013 and 2012, approximately $1.2 million and $0.6 million, respectively, in asset management fees and $0.6 million and $0.5 million, respectively, in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement. We will record such amounts as operating expenses in future periods to the extent, if any, we determine these amounts are probable of being reimbursed to our Advisor. Assuming our Advisor does not terminate the Amended and Restated Expense Support Agreement, we expect the net impact to net income (loss) in 2014 from the Advisor providing expense support to not be materially different than expense support in 2013. However, due to the expected accounting of the issuance of Restricted Stock, we expect the amounts recorded as asset management fees and general and administrative expenses will decrease, and the credits to expense support will decrease in 2014. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement that is effective January 1, 2014.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2013 was approximately $4.3 million, as compared to approximately $3.4 million for the year ended December 31, 2012. Our average debt outstanding during the year ended December 31, 2013 increased to $75.2 million from $57.3 million during 2012, resulting in an approximately $1.4 million increase in interest expense and loan cost amortization. The increase in interest expense and loan cost amortization was partially offset by approximately $0.5 million as a result of our weighted average interest rate on our debt decreasing to 5.2% for the year ended December 31, 2013, as compared to 5.6% for the year ended December 31, 2012. The decrease in our weighted average interest rate was primarily the result of repaying our $4.0 million mezzanine loan relating to one of our properties, which bore interest at a rate of 11% per annum, and the debt on our German portfolio, most of which we acquired in the last half of 2012, having a lower rate of interest. In addition, during the year ended December 31, 2013, we had lower interest expense and loan cost amortization as a result of paying off our credit facility and mezzanine loan during January and March 2013, respectively; whereas, we incurred interest expense and loan cost amortization on the aforementioned outstanding debt financings during the full year ended December 31, 2012.

Adjustment of Contingent Purchase Price Consideration. At the time we acquired our Jacksonville Distribution Center, approximately $1.0 million of the purchase price was placed in an escrow account as contingent purchase price consideration in the event of non-renewal of the property lease through 2023 by the tenant. At that time, although we believed a tenant renewal was likely, an asset of $0.1 million was recorded to reflect what we viewed as a probability-based reduction in the purchase price. During the year ended December 31, 2013, based on current discussions with the tenant and a high probability that the tenant renewal will be likely, we determined that the $1.0 million purchase price placed in escrow will be released to the seller. As a result, we reduced the fair value of the asset by $0.1 million and recognized a contingent purchase price consideration adjustment on the Jacksonville Distribution Center of approximately $0.1 million, which is included as an expense in the accompanying consolidated statements of operations.

Provision for (Benefit from) Income Taxes. During the year ended December 31, 2013, we recognized state and foreign income tax expenses and benefits related to our properties in Texas and Germany, resulting in a net tax expense of approximately $0.1 million. During the year ended December 31, 2012, we recognized state and foreign income tax expenses and benefits related to our properties in Texas and Germany, resulting in a net tax benefit of approximately $0.2 million. The provision for income taxes may be impacted by valuation allowances on the German deferred tax assets in future periods of approximately $0.3 million in the event that, due to our foreseeable operations or the decision to proceed with a given strategic alternative, there is a change in judgment about our ability to realize the deferred tax assets.

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

Property Operating Expenses. Property operating expenses for the year ended December 31, 2012 were approximately $2.7 million, as compared to approximately $0.9 million for the year ended December 31, 2011. The increase in property operating expenses was due to the purchase of six properties in 2012 and the properties purchased during 2011 being held for the full year in 2012.

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

Under the Expense Support Agreement, all of the reimbursable operating-related personnel expenses of affiliates of our Advisor for the period April 1, 2012 through December 31, 2012, were deferred and subordinated to certain performance metrics. For the year ended December 31, 2012, we deferred approximately $0.5 million of operating-related personnel expenses in accordance with this agreement.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $3.2 million and $1.6 million for the years ended December 31, 2012 and 2011, respectively, and consisted primarily of investment services fees paid to our Advisor and acquisition expenses, such as legal and other closing costs in connection with the purchase of six properties in 2012 as compared with the purchase of three properties in 2011.

Asset Management Fees. We incurred approximately $0.7 million and $0.2 million in asset management fees payable to our Advisor or sub-advisors during the years ended December 31, 2012 and 2011, respectively. Asset management fees increased due new acquisitions in 2012, as well as, the properties acquired during 2011 being operational for a full year. Under the Expense Support Agreement, all of asset management fees for the period April 1, 2012 through December 31, 2012, were deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement for a total of $0.6 million for the year ended December 31, 2012. See “Expense Support” below.

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

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2012 was approximately $3.4 million as compared to approximately $1.0 million for the year ended December 31, 2011. The increase was primarily the result of an increase in our average debt outstanding during 2012 and the fee on the unused portion of the credit facility. Included in interest expense and loan cost amortization for the year ended December 31, 2012, was approximately $0.1 million related to the write off of loan costs associated with the amendment to reduce the borrowing capacity under our credit facility in 2012.

Provision for (Benefit from) Income Taxes. During the year ended December 31, 2012, we recognized state and foreign income tax expenses and benefits related to our properties in Texas and Germany, resulting in a net tax benefit of approximately $0.2 million. During the year ended December 31, 2011, we recognized state income tax expense related to our properties in Texas of approximately $0.02 million.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies discussed below, NAREIT promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we have funded from the proceeds of our Offering and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income. As a result, the IPA has standardized a measure known as modified FFO, or MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-traded REIT. Under IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs (“IPA Guideline”), MFFO excludes from FFO additional non-cash or non-recurring items, including the following:

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the years ended December 31, 2013, 2012 and 2011, our MFFO is FFO, excluding acquisition fees and expenses, straight-line rent adjustments, the amortization of above- and below-market leases, realized gains or losses from the early extinguishment of debt and adjustments related to contingent purchase price consideration, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

•	Acquisition fees and expenses. In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been funded from the proceeds of our Offering and other financing sources and not from operations. We believe by excluding acquisition fees and expenses, MFFO provides useful supplemental information that is comparable between differing reporting periods for each type of our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. The exclusion of acquisition fees and expenses has been the most significant adjustment to us to date, as we have been in our offering and acquisition stages. However, if earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

•	Amortization of above- and below-market leases. Under GAAP, certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

•	Straight-line rent adjustments. Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

•	Realized gains or losses from the early extinguishment of debt. Management believes that adjusting for gains or losses on the early extinguishment of debt is appropriate because they are non-recurring, non-cash adjustments that may not be reflective of our ongoing operating performance.

•	Adjustment related to contingent purchase price consideration. Management believes that the elimination of the adjustment related to a contingent purchase price consideration that was expensed for GAAP purposes is appropriate because the adjustment is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

We may, in the future, make other adjustments to FFO as identified above at the time that any such other adjustments become applicable to our results of operations. MFFO, for example may exclude gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting. These items relate to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. We believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals.

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

Presentation of MFFO also is intended to provide useful information to investors as they compare the operating performance of different non-traded REITs, although it should be noted that not all REITs calculate MFFO the same way, so comparisons with other REITs may not be meaningful. Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should not be construed as historic performance measures or as more relevant or accurate than the current GAAP methodology in calculating net income (loss) and its applicability in evaluating our operating performance.

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31,:

	2013	2012	2011

Net loss	$(2,392,846)	$(6,234,588)	$(3,635,477)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	7,015,582	4,464,681	1,089,135

FFO	4,622,736	(1,769,907)	(2,546,342)
Acquisition fees and expenses (1)	58,298	3,206,690	1,598,828
Amortization of above- and below-market lease intangibles (2)	332,765	123,889	21,724
Straight-line rent adjustments (3)	(649,189)	(412,806)	(67,695)
Realized loss on early extinguishment of debt (4)	99,134	—	—
Adjustment related to contingent purchase price consideration (5)	108,500	—	—

MFFO	$4,572,244	$1,147,866	$(993,485)

Weighted average number of shares of common stock outstanding (basic and diluted)	7,931,165	4,908,673	1,744,849

Net loss per share (basic and diluted)	$(0.30)	$(1.27)	$(2.08)

FFO per share (basic and diluted)	$0.58	$(0.36)	$(1.46)

MFFO per share (basic and diluted)	$0.58	$0.23	$(0.57)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustments that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	Management believes that the elimination of the adjustment related to contingent purchase price consideration expensed for GAAP purposes is appropriate because the adjustment is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

The following tables present a reconciliation of net loss to FFO and MFFO for the quarters ended:

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Net loss	$(747,293)	$(624,309)	$(459,594)	$(561,650)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	1,763,216	1,761,193	1,764,486	1,726,687

FFO	1,015,923	1,136,884	1,304,892	1,165,037
Acquisition fees and expenses (1)	33,693	10,902	1,727	11,976
Amortization of above/below market lease intangible assets (2)	72,258	72,241	72,263	116,003
Straight-line rent adjustments (3)	(202,262)	(177,967)	(172,434)	(96,526)
Realized loss on early extinguishment of debt (4)	99,134	—	—	—
Adjustment related to contingent purchase price consideration (5)	—	—	—	108,500

MFFO	$1,018,746	$1,042,060	$1,206,448	$1,304,990

Weighted average number of shares of common stock outstanding (basic and diluted)	7,021,861	8,173,289	8,257,410	8,257,410

Net loss per share (basic and diluted)	$(0.11)	$(0.08)	$(0.06)	$(0.07)

FFO per share (basic and diluted)	$0.14	$0.14	$0.16	$0.14

MFFO per share (basic and diluted)	$0.15	$0.13	$0.15	$0.16

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net loss	$(1,607,899)	$(910,096)	$(1,376,890)	$(2,339,703)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	903,727	935,254	934,719	1,690,981

FFO	(704,172)	25,158	(442,171)	(648,722)
Acquisition fees and expenses (1)	579,101	195,739	883,356	1,548,494
Amortization of above/below market lease intangible assets (2)	16,583	17,547	17,530	72,229
Straight-line rent adjustments (3)	(81,834)	(81,834)	(81,834)	(167,304)

MFFO	$(190,322)	$156,610	$376,881	$804,697

Weighted average number of shares of common stock outstanding (basic and diluted)	3,491,865	4,572,840	5,456,976	6,094,775

Net loss per share (basic and diluted)	$(0.46)	$(0.20)	$(0.25)	$(0.34)

FFO per share (basic and diluted)	$(0.20)	$0.01	$(0.08)	$(0.09)

MFFO per share (basic and diluted)	$(0.05)	$0.03	$0.07	$0.12

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Net loss	$(269,434)	$(1,113,819)	$(596,649)	$(1,655,575)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	—	55,250	331,718	702,167

FFO	(269,434)	(1,058,569)	(264,931)	(953,408)
Acquisition fees and expenses (1)	5,060	670,599	88,641	834,528
Amortization of above/below market lease intangible assets (2)	—	1,200	7,356	13,168
Straight-line rent adjustments (3)	—	—	(7,408)	(60,287)

MFFO	$(264,374)	$(386,770)	$(176,342)	$(165,999)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,024,498	1,464,656	1,984,627	2,486,898

Net loss per share (basic and diluted)	$(0.26)	$(0.76)	$(0.30)	$(0.67)

FFO per share (basic and diluted)	$(0.26)	$(0.72)	$(0.13)	$(0.38)

MFFO per share (basic and diluted)	$(0.26)	$(0.26)	$(0.09)	$(0.07)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustments that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	Management believes that the elimination of the adjustment related to contingent purchase price consideration expensed for GAAP purposes is appropriate because the adjustment is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

Off Balance Sheet Arrangements

As of December 31, 2013, we had no off balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2013:

	For the Period Ending December 31,
	2014	2015-2016	2017-2018	Thereafter	Total
Mortgages and other notes payable (principal and interest) (1)	$4,959,889	$39,333,690	$5,994,079	$43,324,206	$93,611,864

Total	$4,959,889	$39,333,690	$5,994,079	$43,324,206	$93,611,864

FOOTNOTES:

(1)	For the purpose of the contractual obligation table above, management assumed that the principal amounts outstanding on two of the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

Related Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 9, “Related Party Arrangements” in the accompanying consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of the various related party transactions, agreements and fees.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates involve the allocation of the purchase price of acquired properties, evaluating our real estate-related investments for impairment, establishment of valuation allowances on deferred tax assets and the recognition of expenses deferred pursuant to the Expense Support Agreement.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, analysis of real estate impairments, contingent assets and liabilities and the assessment of probability of repayments of expenses under the expense support agreement. Actual results could differ from those estimates.

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

Real estate owned, as of December 31, 2013, is leased to tenants on a triple-net, net or modified gross basis, whereby the tenant is responsible for some or all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

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

Impairment of Real Estate Assets

Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows, including estimated net sales proceeds, of the property over its remaining useful life or estimated holding period to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. The capitalization rates and discount rates utilized in the projections are based upon rates that we believe to be within a reasonable range of current market rates for the underlying properties. In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property less costs to sell.

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

The following is a schedule of our fixed rate debt maturities for each of the next five years, and thereafter (principal maturities only):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value ¹
Fixed rate debt	$1,347,879	$1,452,414	$30,882,372	$939,415	$1,333,169	$36,494,807	$72,450,056	$69,400,000

Total debt	$1,347,879	$1,452,414	$30,882,372	$939,415	$1,333,169	$36,494,807	$72,450,056	$69,400,000

	2014	2015	2016	2017	2018	Thereafter	Total
Weighted average fixed interest rates of maturities	5.79%	5.77%	5.54%	5.79%	5.09%	4.90%	5.22%

FOOTNOTE:

(1)	The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2013. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

We are exposed to risk from the effects of exchange rate movements, which may affect future costs and cash flows, as the result of investing outside of the U.S as our operations involve transactions denominated in Euro. Our results of operations and cash flows from operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the equity that we have invested and the equity portion of our cash flow. During the year ended December 31, 2013, approximately 18.4% of our revenues were denominated in Euros and derived from properties located in Europe.

The results of a hypothetical 10% fluctuation in the average Euro to U.S. dollar exchange rate would have resulted in an increase or decrease in rental income from operating leases of approximately $0.3 million for the year ended December 31, 2013. Our sensitivity analysis of the effects of changes in the Euro to U.S. dollar exchange rate does not factor in a potential change in annualized base rents and excludes tenant reimbursement income, as well as, property operating expenses, depreciation and amortization, and interest expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Global Income Trust, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Income Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedules listed in the index under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Orlando, Florida
March 17, 2014

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Real estate investment properties, net	$88,384,755	$90,241,221
Lease intangibles, net	20,444,809	24,911,906
Cash and cash equivalents	10,282,179	2,037,120
Restricted cash	2,084,283	1,517,627
Deferred rent	1,133,435	480,502
Loan costs, net	831,585	1,166,497
Other assets	393,771	602,442
Deferred tax asset, net	339,215	293,537

Total assets	$123,894,032	$121,250,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$72,450,056	$77,098,567
Real estate taxes payable	1,030,510	577,178
Accounts payable and accrued expenses	930,747	1,408,651
Unearned rent	834,754	594,240
Other liabilities	455,848	396,273
Due to related parties	254,252	916,168
Credit facility	—	820,000

Total liabilities	75,956,167	81,811,077

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 8,419,689 and 6,438,444 shares issued; and 8,257,410 and 6,406,380 shares outstanding, respectively	82,575	64,063
Capital in excess of par value	70,070,012	54,438,509
Accumulated distributions	(9,572,863)	(4,417,093)
Accumulated deficit	(13,191,862)	(10,799,016)
Accumulated other comprehensive income	550,003	153,312

Total stockholders’ equity	47,937,865	39,439,775

Total liabilities and stockholders’ equity	$123,894,032	$121,250,852

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011

Revenues:
Rental income from operating leases	$12,278,141	$7,786,602	$2,013,633
Tenant reimbursement income	1,443,619	1,266,189	454,468

Total revenues	13,721,760	9,052,791	2,468,101

Expenses:
Property operating expenses	2,913,256	2,675,793	896,815
General and administrative	1,883,585	1,879,149	1,271,805
Acquisition fees and expenses	58,298	3,206,690	1,598,828
Asset management fees	1,206,116	679,802	168,180
Property management fees	404,543	255,615	67,494
Adjustment to contingent purchase price consideration	108,500	—	—
Depreciation and amortization	7,015,582	4,464,681	1,089,135

Total expenses	13,589,880	13,161,730	5,092,257

Expense support	(1,764,373)	(1,073,984)	—

Net expenses	11,825,507	12,087,746	5,092,257

Operating income (loss)	1,896,253	(3,034,955)	(2,624,156)

Other income (expense):
Interest and other income	51,194	4,743	1,407
Interest expense and loan cost amortization	(4,280,334)	(3,429,551)	(995,694)

Total other expense	(4,229,140)	(3,424,808)	(994,287)

Loss before income taxes	(2,332,887)	(6,459,763)	(3,618,443)

Income tax benefit (expense)	(59,959)	225,175	(17,034)

Net loss	$(2,392,846)	$(6,234,588)	$(3,635,477)

Net loss per share of common stock (basic and diluted)	$(0.30)	$(1.27)	$(2.08)

Weighted average number of shares of common stock outstanding (basic and diluted)	7,931,165	4,908,673	1,744,849

See accompanying notes to consolidated financial statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012	2011

Net loss	$(2,392,846)	$(6,234,588)	$(3,635,477)

Other comprehensive income:
Foreign currency translation adjustments	396,691	153,312	—

Total other comprehensive income	396,691	153,312	—

Comprehensive loss	$(1,996,155)	$(6,081,276)	$(3,635,477)

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

						Accumulated
	Common Stock		Capital in			Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Distributions	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2011	840,367	$8,403	$7,150,777	$(83,379)	$(928,951)	$—	$6,146,850
Subscriptions received for common stock through public offering and distribution reinvestment plan	2,038,710	20,388	20,346,636	—	—	—	20,367,024
Stock issuance and offering costs	—	—	(3,024,737)	—	—	—	(3,024,737)
Net loss	—	—	—	—	(3,635,477)	—	(3,635,477)
Distributions declared ($0.0017808 per share per day)	—	—	—	(1,134,137)	—	—	(1,134,137)

Balance at December 31, 2011	2,879,077	28,791	24,472,676	(1,217,516)	(4,564,428)	—	18,719,523
Subscriptions received for common stock through public offering and distribution reinvestment plan	3,559,367	35,593	35,488,523	—	—	—	35,524,116
Redemptions of common stock	(32,064)	(321)	(309,773)	—	—	—	(310,094)
Stock issuance and offering costs	—	—	(5,212,917)	—	—	—	(5,212,917)
Net loss	—	—	—	—	(6,234,588)	—	(6,234,588)
Other comprehensive income	—	—	—	—	—	153,312	153,312
Distributions declared ($0.0017808 per share per day)	—	—	—	(3,199,577)	—	—	(3,199,577)

Balance at December 31, 2012	6,406,380	64,063	54,438,509	(4,417,093)	(10,799,016)	153,312	39,439,775
Subscriptions received for common stock through public offering and distribution reinvestment plan	1,981,245	19,814	19,709,534	—	—	—	19,729,348
Redemptions of common stock	(130,215)	(1,302)	(1,218,273)				(1,219,575)
Stock issuance and offering costs	—	—	(2,859,758)	—	—	—	(2,859,758)
Net loss	—	—	—	—	(2,392,846)	—	(2,392,846)
Other comprehensive income						396,691	396,691
Distributions declared ($0.0017808 per share per day)	—	—	—	(5,155,770)	—	—	(5,155,770)

Balance at December 31, 2013	8,257,410	$82,575	$70,070,012	$(9,572,863)	$(13,191,862)	$550,003	$47,937,865

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
	2013	2012	2011
Operating activities:
Net loss	$(2,392,846)	$(6,234,588)	$(3,635,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,015,582	4,464,681	1,089,135
Amortization of above-market lease intangibles	332,765	123,889	21,724
Amortization of loan costs	239,192	358,437	209,915
Adjustment related to contingent purchase price consideration	108,500	—	—
Loss on early extinguishment of debt	99,134	132,539	—
Deferred income taxes	(41,521)	(282,444)	—
Straight-line rent adjustments	(649,189)	(412,806)	(67,695)
Changes in operating assets and liabilities:
Other assets	111,605	(345,232)	(108,037)
Accounts payable and accrued expenses	(275,808)	606,817	549,321
Due to related parties	(611,516)	262,974	(307,308)
Unearned rent	240,514	215,438	378,802
Real estate taxes payable	453,332	164,359	212,288

Net cash provided by (used in) operating activities	4,629,744	(945,936)	(1,657,332)

Investing activities:
Acquisition of properties	—	(39,585,536)	(54,099,469)
Capital expenditures	(35,052)	(13,880)	—
Changes in restricted cash	(566,656)	(757,784)	(759,843)

Net cash used in investing activities	(601,708)	(40,357,200)	(54,859,312)

Financing activities:
Subscriptions received for common stock through public offering and distribution reinvestment plan	19,729,348	35,524,116	20,388,961
Borrowings under credit facility	—	2,000,000	2,820,000
Repayments on credit facility	(820,000)	(4,000,000)	—
Proceeds from mortgage notes payable	—	14,156,637	36,900,000
Repayments of mortgage notes payable	(5,266,608)	(713,916)	(181,121)
Payment of stock issuance and offering costs	(2,910,158)	(5,230,141)	(3,057,322)
Distributions to stockholders	(5,049,499)	(2,998,829)	(1,026,040)
Redemptions of common stock	(1,266,272)	(263,398)	—
Payment of loan costs	(240,963)	(581,980)	(1,031,395)

Net cash provided by financing activities	4,175,848	37,892,489	54,813,083

Effect of exchange rate fluctuation on cash	41,175	18,653	—
Net increase (decrease) in cash and cash equivalents	8,245,059	(3,391,994)	(1,703,561)
Cash and cash equivalents at beginning of year	2,037,120	5,429,114	7,132,675

Cash and cash equivalents at end of year	$10,282,179	$2,037,120	$5,429,114

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,697,320	$2,787,665	$737,287

Cash paid for taxes	$56,396	$28,292	$—

Supplemental disclosure of non-cash investing and financing transactions:
Amounts incurred but not paid:
Loan costs	$—	$240,963	$141,370

Stock issuance and offering costs	$—	$50,400	$67,624

Distributions declared and unpaid	$455,848	$349,577	$148,829

Redemptions	$—	$46,696	$—

Assets acquired with assumption of debt or other liabilities with purchase of real estate	$—	$26,729,364	$200,531

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

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

The Company is externally advised by CNL Global Income Advisors, LLC (the “Advisor”) and its property manager is CNL Global Income Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor (the “Sponsor”). CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. In addition, certain unrelated sub-property managers have been engaged by the Company or sub-property managers to provide certain property management services.

On April 23, 2010, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The Offering expired and closed on April 23, 2013. As of April 23, 2013, the Company had received aggregate offering proceeds of approximately $83.7 million, including proceeds received through the Company’s distribution reinvestment plan.

The Company has completed its Offering and, given that it expects that its sources of capital and liquidity will be limited in the near term, has begun to explore strategic alternatives for providing liquidity to investors. Possible strategic alternatives for liquidity may include the sale of either the Company or some or all of its assets, potential merger opportunities, the listing of the Company’s common shares on a national exchange, or a combination of various alternatives. The financial statements have been prepared under the assumption that the Company has no immediate plans that would indicate a need to adjust the carrying value of its reported assets and liabilities or that affect the anticipated ability of the Company to meet its contractual obligations as they become due.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, analysis of real estate impairments, contingent assets and liabilities and the assessment of probability of repayments of expenses under the expense support agreement. Actual results could differ from those estimates.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

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

Impairment of Real Estate Assets – Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property’s asset group is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows, including estimated net sales proceeds, of the property over its expected holding period to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property less costs to sell.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

As of December 31, 2013, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash – Certain amounts of cash are deposited in a lockbox with the lender or are restricted to fund future expenditures for the Company’s real estate properties. Such amounts have been classified as restricted cash on the consolidated balance sheets.

Foreign Currency Translation – The accounting records for the Company’s consolidated subsidiaries that own the properties in Germany are maintained in the functional currency (Euros), and revenues and expenses are translated using the average exchange rates during the applicable period presented. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the applicable balance sheet date. The resulting translation adjustments are reflected in other comprehensive income in the statements of stockholders’ equity as a cumulative foreign currency translation adjustment. Any gains and losses from foreign currency transactions are included in the accompanying consolidated statements of operations.

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

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition – Real estate owned as of December 31, 2013 is leased to tenants, whereby the tenant is responsible for some or, in the case of the Company’s two triple-net-leased properties, all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Rental revenue from leases is recorded on the straight-line basis over the terms of the leases. Tenant reimbursement income represents amounts tenants are required to reimburse the Company in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred.

Mortgages and Other Notes Payable – Mortgages and other notes payable acquired are recorded at the stated principal amount and are collateralized by the Company’s properties. Mortgages and other notes payable assumed in connection with an acquisition are recorded at fair market value as of the date of the acquisition.

Loan Costs – Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest rate method. As of December 31, 2013 and 2012, accumulated amortization of loan costs were approximately $1.0 million and $0.7 million, respectively.

Acquisition Fees and Expenses – Acquisition fees, including investment services fees, and expenses associated with transactions deemed to be business combinations are expensed as incurred.

Redemptions – Under the Company’s stock redemption plan, a stockholder’s shares are deemed to be redeemed as of the date that the Company accepts the stockholder’s request for redemption. From and after such date, the stockholder, by virtue of such redemption, is no longer entitled to any rights as a stockholder in the Company. Shares redeemed are retired and not available for reissue.

Income Taxes – The Company has elected and qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations beginning with the year ended December 31, 2010. As a REIT, the Company generally is not subject to federal corporate income taxes provided it continues to distribute at least 90% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT.

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

Net Loss Per Share – Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the periods.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Reclassifications – Certain amounts in the consolidated statement of operations for the year ended December 31, 2011 and the consolidated statement of cash flows for the year ended December 31, 2011 have been reclassified to conform to the current year presentation with no effect on previously reported net loss or stockholders’ equity.

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

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” This update requires entities to prepare financial statements using the liquidation basis of accounting when liquidation is imminent. For applicable entities, this ASU requires financial statements be prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The Company will continue to assess whether this update will have a material impact on the Company’s financial position, results of operations or cash flows on future annual and interim periods.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update clarified the guidance in subtopic 740 and requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent one is available. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013 for public entities. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Acquisitions

There were no acquisitions during the year ended December 31, 2013. During the year ended December 31, 2012, the Company acquired the following real estate investment properties:

Name and Location	Date Acquired	Description	Leasable Square Footage (unaudited)	Initial Purchase Price (1)
Giessen Retail Center Giessen, Germany	3/8/2012	Value Retail Center	34,700	$5,244,136
Worms Retail Center Worms, Germany	9/27/2012	Value Retail Center	41,944	5,834,110
Gutersloh Retail Center Gutersloh, Germany	9/27/2012	Value Retail Center	19,375	3,596,095
Jacksonville Distribution Center Jacksonville, Florida	10/12/2012	Distribution Facility	817,632	42,500,000
Bremerhaven Retail Center Bremerhaven, Germany	11/30/2012	Value Retail Center	33,121	3,770,000
Hannover Retail Center Hannover, Germany	12/21/2012	Value Retail Center	26,784	5,370,559

Total				$66,314,900

FOOTNOTE:

(1)	Where applicable, amounts translated from Euros to U.S. dollars at exchange rate for the respective acquisition date.

During the year ended December 31, 2011, the Company acquired the following real estate investment properties:

Name and Location	Date Acquired	Description	Leasable Square Footage (unaudited)	Initial Purchase Price
Austin Property Pflugerville, Texas	6/8/2011	Light Industrial Building	51,189	$4,550,000
Heritage Commons III Fort Worth, Texas	6/28/2011	Office Building	119,001	18,750,000
Heritage Commons IV Fort Worth, Texas	10/27/2011	Office Building	164,333	31,000,000

Total				$54,300,000

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

3.	Acquisitions (continued)

The following summarizes the allocation of the purchase prices for the 2012 and 2011 acquisitions and the estimated fair values of the assets acquired and liabilities assumed:

	2012	2011
Assets
Land and land improvements	$11,548,728	$7,442,000
Building and improvements	40,402,525	27,998,000
Tenant improvements	425,600	4,493,000
Lease intangibles (1)	13,829,547	14,367,000
Other assets	108,500	—
Liabilities
Assumed mortgage note payable	(26,729,364)	—
Accrued real estate taxes	—	(200,531)

Net assets acquired	$39,585,536	$54,099,469

FOOTNOTE:

(1)	At the acquisition date, the weighted-average amortization period on the acquired lease intangibles was approximately 6.3 years and 7 years, respectively.

The revenues and net losses attributable to 2012 acquisitions included in the Company’s consolidated statement of operations were approximately $1.5 million and $(3.1) million, respectively. The revenues and net losses attributable to 2011 acquisitions included in the Company’s consolidated statement of operations were approximately $2.5 million and $(1.9) million, respectively, for the year ended December 31, 2011.

The following presents the unaudited pro forma revenues and net loss of the Company as if the properties purchased during 2012 had each been acquired as of January 1, 2011 and the unaudited pro forma revenues and net loss of the Company as if the properties purchased during 2011 had each been acquired as of January 1, 2010:

	Year Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$13,203,572	$8,193,402

Net loss (1)	$(2,243,137)	$(6,063,016)

Net loss per share of common stock (basic and diluted)	$(0.39)	$(1.32)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	5,825,660	4,608,853

FOOTNOTES:

(1)	The pro forma results, for the year ended December 31, 2012, were adjusted to exclude approximately $2.3 million of acquisition related expenses incurred in 2012. The pro forma results for the year ended December 31, 2011, were adjusted to include these charges as if the properties had been acquired on January 1, 2011.
(2)	As a result of these properties being treated as operational since January 1, 2011, the Company assumed approximately 2.9 million additional shares of common stock had been issued as of January 1, 2011. Consequently, the weighted average number of shares outstanding was adjusted to reflect the pro forma amount of the additional shares being issued on January 1, 2011 instead of the actual dates issued, and such shares were treated as outstanding for the full period.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

4.	Real Estate Investment Properties, net

As of December 31, 2013 and 2012, real estate investment properties consisted of the following:

	December 31, 2013	December 31, 2012

Land and land improvements	$19,303,766	$19,053,648
Building and improvements	69,318,349	68,626,867
Tenant improvements	4,918,600	4,918,600
Equipment	14,202	—
Less: accumulated depreciation	(5,170,162)	(2,357,894)

	$88,384,755	$90,241,221

There have been no material changes in the gross carrying value of the Company’s real estate investment properties since December 31, 2012, other than capital expenditures and differences attributable to movements in foreign currency exchange rates across periods. Depreciation expense on the Company’s real estate investment properties was approximately $2.8 million, $1.9 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

5.	Operating Leases

The Company owned nine properties during the year ended December 31, 2013, leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases. As of December 31, 2013, the Company’s leases had a weighted average remaining lease term of 4.8 years, based on annualized base rents, with terms expiring between 2015 and 2023, subject to the tenants’ options to extend the lease periods ranging from two to ten years.

In accordance with the lease terms for two of the Company’s properties, substantially all of the property expenses are required to be paid directly by the tenants, including real estate taxes which the tenant pays directly to the taxing authorities. In the event the tenants failed to pay such taxes, the Company would be obligated to pay such amounts. The total annualized property taxes assessed on these two properties as of December 31, 2013 was approximately $0.6 million.

The following is a schedule of future minimum lease payments to be received for each of the next five years and thereafter, in the aggregate, under non-cancellable operating leases, based on an exchange rate of $1.33 per Euro for our foreign properties, as of December 31, 2013:

2014	$12,712,276
2015	12,749,744
2016	12,371,304
2017	12,138,404
2018	7,387,501
Thereafter	3,716,238

$61,075,467

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles, base rent attributable to any renewal options exercised by the tenants in the future and the impact of lease amendments executed after December 31, 2013 (see Note 15, “Subsequent Events,” for additional information).

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

6.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
In place leases	$26,358,265	$26,255,600
Above-market leases	2,024,899	2,008,784

Gross carrying amount	28,383,164	28,264,384
Accumulated amortization	(7,938,355)	(3,352,478)

Net book value	$20,444,809	$24,911,906

Amortization expense on the Company’s intangible assets for the years ended December 31, 2013, 2012 and 2011 was approximately $4.6 million, $2.7 million and $0.7 million, respectively, of which approximately $0.3 million, $0.1 million and $0.02 million, respectively, was treated as a reduction of rental revenue, and $4.3 million, $2.6 million and $0.6 million, respectively, was included in depreciation and amortization expense.

The estimated future amortization for the Company’s intangible assets for each of the next five years and thereafter, in the aggregate, as of December 31, 2013 was as follows:

	In place leases	Above-market leases
2014	$4,243,623	$338,206
2015	4,240,166	337,512
2016	4,107,343	331,359
2017	3,931,316	331,359
2018	2,021,779	121,575
Thereafter	363,242	77,329

	$18,907,469	$1,537,340

As of December 31, 2013 and 2012, the weighted average useful lives of in place leases were 4.8 years and 5.8 years, respectively, and the weighted average useful lives of above market leases were 4.7 years and 5.7 years, respectively.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

7.	Contingent Purchase Price Consideration

In connection with the acquisition of the Jacksonville Distribution Center, the Company required that approximately $1.0 million of the purchase price be placed in an escrow account as contingent purchase consideration in the event of non-renewal by the tenant through 2023. At the time of acquisition, the probability of renewal by the tenant was assessed and approximately $0.1 million of the purchase price was allocated and recorded as an Other Asset in the accompanying consolidated balance sheet as of December 31, 2012. During the quarter ended December 31, 2013, based on current discussions with the tenant and a high probability that the tenant will renew, the Company determined that the $1 million purchase price placed in escrow will be released to the seller. As a result, the Company reduced the fair value of the asset by $0.1 million and recorded it as an expense in the accompanying consolidated statements of operations for the year ended December 31, 2013.

The following table provides a roll-forward of the fair value of the contingent purchase price consideration for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Beginning balance	$108,500	$—
Issuance of contingent consideration in connection with acquisition	—	108,500
Change in fair value	(108,500)	—

Ending balance	$—	$108,500

The fair value was based on the then-current lease renewal probability, for each period presented, that a market participant would expect to obtain for similar leases. Since this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair value related to the Company’s contingent purchase price consideration is categorized as level 3 on the three-level fair value hierarchy.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

8.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2013 and 2012:

Property and Related Loan	Outstanding Balance as of December 31, 2013 (in millions)	Outstanding Balance as of December 31, 2012 (in millions)	Interest Rate	Payment Terms	Maturity Date (1)

Jacksonville Distribution Center, mortgage loan (2)	$26.0	$26.6	6.08% per annum	$187,319 monthly principal and interest payments based on a 25-year amortization	9/1/2023

Heritage Commons IV; mortgage loan (3)	19.8	20.1	6.018% per annum	$132,307 monthly principal and interest payments based on a 25-year amortization	11/1/2016

Heritage Commons III; mortgage loan (3)	11.7	12.0	4.7% per annum	$70,338 monthly principal and interest payments based on a 25-year amortization	7/1/2016

Heritage Commons IV, mezzanine loan (4)	—	4.0	11% per annum	$36,667 monthly interest only payment	Not applicable

Austin Property; Credit Facility	—	0.8	Variable, LIBOR plus 2.75% or 3.25%, or lenders prime rate plus 0.25% or 0.75%, depending on certain factors	Monthly interest only payments	Not applicable

Worms Retail Center (6)	3.9	3.7	2.98% per annum	(7)	8/1/2019

Hannover Retail Center (6)	3.4	3.3	2.78% per annum	(7)	8/1/2019

Giessen Retail Center (5)	3.0	2.9	3.7% per annum, subject to renegotiation after 10 years	$9,339 monthly interest only payments until March 8, 2017, then $21,960 monthly principal and interest payments through maturity date (5)	3/8/2032

Gütersloh Retail Center (6)	2.4	2.3	3.17% per annum	(7)	8/1/2019

Bremerhaven Retail Center (6)	2.3	2.2	2.87% per annum	(7)	8/1/2019

Total	$72.5	$77.9

FOOTNOTES:

(1)	Represents the initial maturity date, which may be extended beyond the date shown.
(2)	The Company assumed an existing secured first mortgage on the Jacksonville Distribution Center. The existing mortgage may be prepaid, in full but not in part, subject to a reinvestment charge for any prepayment occurring sooner than six months before maturity.
(3)	The loans may be extended for an additional term not to exceed beyond December 1, 2018 and September 1, 2018 for Heritage Commons III and Heritage Commons IV, respectively, subject to the interest rate increasing to 9.7% per annum for Heritage Commons III and 11.018% per annum for Heritage Commons IV.
(4)	A portion of the purchase price for Heritage Commons IV was funded by a mezzanine loan (the “Mezz Loan”). The Mezz Loan was extinguished in 2013 prior to its expiration.
(5)	The amount of the outstanding loan balances and the amount of the monthly payments were translated from Euros to U.S. dollars at the exchange rate applicable on December 31, 2013 and 2012.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

8.	Indebtedness (continued)

(6)	In connection with the acquisition of the properties, the Company obtained a senior secured loan in the aggregate principal amount of approximately €8.7 million or $11.5 million based on using the exchange rate from Euros to U.S. dollars applicable on the date of purchase of the properties. In the event of a sale of the properties, or the early repayment of proportionate loan amounts, the lender shall be entitled to a payment of approximately €3.4 million with respect to the Worms Retail Center, approximately €2.1 million with respect to the Gütersloh Retail Center, approximately €2.0 million with respect to the Bremerhaven Retail Center, and approximately €2.9 million with respect to the Hannover Retail Center. These amounts would equate to $4.7 million, $2.9 million, $2.8 million and $4.0 million, respectively, if translated from Euros to U.S. dollars at the exchange rate applicable on December 31, 2013.

(7)	Interest-only payments are payable semi-annually in arrears, on January 15 and July 15 of each year, during the first five years. Commencing on January 15, 2018, amortized semi-annual payments of principal become due and payable as follows: January 15, 2018 – 1.25% of the original principal balance; July 15, 2018 – 1.25% of the original principal balance; January 15, 2019 – 1.5% of the original principal balance; and July 15, 2019 – 1.5% of the original principal balance.

During the year ended December 31, 2013, the Company extinguished the outstanding balance of $0.8 million of its credit facility prior to its scheduled expiration, and in addition, extinguished the outstanding balance of $4.0 million of its mezzanine loan that bore interest at a rate of 11% prior to its scheduled expiration. In connection therewith, the Company wrote-off approximately $0.1 million in unamortized loan costs which are included in the accompanying consolidated statement of operations for the year ended December 31, 2013 as interest expense and loan cost amortization and as a loss on the early extinguishment of debt in the accompanying consolidated statement of cash flows for the year ended December 31, 2013.

The Company’s debt contains customary covenants, agreements, representations and warranties and events of default, all as set forth in the respective loan documents. Additionally certain of the Company’s agreements contain certain financial covenants, including (but not limited to) the following: minimum debt service coverage ratios and limitations on the incurrence of additional indebtedness. As of December 31, 2013, the Company was in compliance with these covenants.

Maturities of indebtedness for the next five years and thereafter, in aggregate, as of December 31, 2013 are:

2014	$1,347,879
2015	1,452,414
2016 (1)	30,882,372
2017	939,415
2018	1,333,169
Thereafter	36,494,807

$72,450,056

FOOTNOTE:

(1)	For the purposes of the five year maturity table above, management assumed that the principal amounts outstanding on two of the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

The estimated fair market value and carrying value of the Company’s mortgage notes payable were approximately $69.4 million and $72.5 million, respectively, as of December 31, 2013, and $78.4 million and $77.1 million, respectively, as of December 31, 2012, based on then-current rates and spreads the Company would expect to obtain for similar borrowings on properties with similar lease terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes payable is categorized as level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of December 31, 2013 because of the relatively short maturities of the obligations.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

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

Managing Dealer – While equity was being raised in the Company’s Offering, the Managing Dealer received selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which were paid to participating broker dealers by the Managing Dealer.

Advisor – Subject to the Expense Support Agreement described below, the Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as, the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, Offering, acquisition and operating activities.

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

YEAR ENDED DECEMBER 31, 2013

9.	Related Party Arrangements (continued)

Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction). However, if a listing occurs, the Advisor will not be entitled to receive an incentive fee on subsequent sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of invested capital plus a 6% cumulative, noncompounded annual return on invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, the Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of the Company’s board of directors, including a majority of its independent directors.

Property Manager – Pursuant to a master property management agreement, the Property Manager and/or sub-property managers receive property management fees of up to 4.5% of gross revenues for management of the Company’s properties.

CNL Capital Markets Corp – CNL Capital Markets Corp., an affiliate of CNL, received an initial set-up fee of $4.57 per investor and receives an annual maintenance fee $19.20 per investor for providing certain administrative services to the Company pursuant to a services agreement. For the year ended December 31, 2013 and 2012, the annual maintenance fee was approximately $0.04 million and $0.03 million, respectively, and are included in the expense reimbursement amounts presented in the table below.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

9.	Related Party Arrangements (continued)

For the years ended December 31, 2013, 2012 and 2011, the Company incurred the following stock issuance costs due to the Managing Dealer in connection with its Offering:

	Year ended December 31,
	2013	2012	2011

Selling commissions (1)	$1,299,186	$2,405,147	$1,401,721
Marketing support fees (1)	571,295	1,030,777	600,738

	$1,870,481	$3,435,924	$2,002,459

For the years ended December 31, 2013, 2012 and 2011, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Year ended December 31,
	2013	2012	2011
Reimbursable costs and expenses:
Offering costs (1)	$989,277	$1,776,993	$1,022,278
Operating expenses (2)	727,280	1,121,334	866,478
Acquisition fees and expenses (3)	154	50,119	28,573

	1,716,711	2,948,446	1,917,509

Investment services fees (3) (4)	—	1,222,234	1,004,550
Asset management fees	1,206,116	679,802	168,180
Property management fees (4)	404,543	255,616	67,494
Expense support (5)	(1,764,373)	(1,073,984)	—

	$1,562,997	$4,032,114	$3,157,733

FOOTNOTES:

(1)	Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity.
(2)	Amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations.
(3)	Amounts are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations.
(4)	Includes amounts paid directly by subsidiaries of the Company to a sub-advisor of the Advisor that was indirectly affiliated with one of the Company’s directors during the years ended December 31, 2013 and 2012.
(5)	See description of the expense support below.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

9.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2013	2012
Due to Managing Dealer:
Selling commissions	$—	$23,520
Marketing support fees	—	10,080

	—	33,600

Due to Property Manager:
Property management fees	62,748	37,012

	62,748	37,012

Due to the Advisor and its affiliates:
Reimbursable offering costs	—	16,800
Reimbursable operating expenses	191,504	406,668
Investment services fees	—	422,088

	191,504	845,556

	$254,252	$916,168

In March 2012, the Company’s board of directors approved an Expense Support and Conditional Reimbursement Agreement with its Advisor (the “Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and asset management fees to the Advisor and its affiliates were deferred and subordinated until such time, if any, that (i) cumulative modified funds from operations (as defined in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments were further subordinated to the Company’s total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement was terminable by the Advisor, but not before December 31, 2013, as amended, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. Any amounts deferred that have not met the conditions of reimbursement within the time period established in the Expense Support Agreement will be permanently waived by the Advisor and the Company will have no obligation to pay such amounts. In March 2014, the Company’s board of directors approved an amended and restated expense support agreement with the Advisor, see Note 15, “Subsequent Events,” for additional information.

For the years ended December 31, 2013, 2012 and 2011, approximately $1.2 million, $0.5 million and $0.0 million, respectively, in asset management fees and approximately $0.6 million, $0.5 million and $0.0 million, respectively, in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Expense Support Agreement. The Company will record such amounts as operating expenses in future periods to the extent, if any, it determines that these amounts are probable of being reimbursed to the Advisor. As of December 31, 2013, a total of $2.8 million in expenses have been deferred pursuant to the terms of the Expense Support Agreement and the Company had determined it was not probable that the performance hurdles would be achieved within the applicable reimbursement period due to the cumulative nature of such metrics; therefore, the Company has not recognized any expense for the amounts deferred.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

9.	Related Party Arrangements (continued)

The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Year ended December 31, 2013, the Company did not incur expenses in excess of the Limitation. For the Expense Year ended December 31, 2012, total operating expenses in excess of the Limitation were $1.1 million, all of which related to the Expense Year ended March 31, 2012. The Company’s independent directors determined that operating expenses in excess of the Limitation were justified based on a number of factors. These factors included how quickly new equity capital was raised and invested and the relationship of these investments to the Company’s operating expenses, many of which were necessary as a result of being a public company.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s Offering as described in Note 10. “Stockholders’ Equity.”

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

10.	Stockholders’ Equity

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

For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $2.9 million, $5.2 million and $3.0, respectively, in stock issuance and offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 9. “Related Party Arrangements.”

Distributions – The Company’s board of directors has authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended by the Company’s board of directors.

During the years ended December 31, 2013, 2012 and 2011, cash distributions totaling approximately $5.2 million, $3.2 million and $1.1 million, respectively, were declared payable to stockholders (including approximately $0.5 million, $0.3 million and $0.1 million declared but unpaid as of December 31, 2013, 2012 and 2011, respectively, which were paid in January 2014, 2013 and 2012, respectively). In addition, approximately 28% of the cash distributions paid to stockholders were considered taxable income and 72% were considered a return of capital to stockholders for federal income tax purposes; whereas, 100% of distributions for the years ended December 31, 2012 and 2011 were considered a return of capital for federal income tax purposes.

Redemption Plan – The Company’s board of directors approved the suspension of the Company’s stock redemption plan (the “Redemption Plan”) effective April 10, 2013. During the year ended December 31, 2013, the Company processed and paid all eligible redemption requests totaling 130,215 shares of common stock at an average price of $9.37 per share, for a total of approximately $1.2 million.

For the year ended December 31, 2012, the Company received and accepted redemptions requests for 32,064 shares for approximately $0.3 million under its redemption plan, of which approximately $0.05 million was paid in January 2013. For the year ended December 31, 2011, the Company did not receive any requests eligible for redemption under its redemption plan.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

11.	Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	51,458	43,004	17,034
Foreign	40,381	17,815	—

Total current provision	91,839	60,819	17,034

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(31,880)	(285,994)	—

Total deferred benefit	(31,880)	(285,994)	—

Income tax (benefit) expense	$59,959	$(225,175)	$17,034

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of:

	December 31,
	2013	2012
Deferred tax assets relating to:
Fixed assets	$350,824	$301,684
Net operating loss carryforwards	51,161	93,162

Total deferred tax assets	401,985	394,846
Valuation allowance	(39,509)	(85,778)

Net deferred tax assets	362,476	309,068
Deferred tax liabilities relating to:
Accruals	23,261	15,531

Total deferred tax liabilities	23,261	15,531

Total deferred tax assets, net	$339,215	$293,537

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

11.	Income Taxes (continued)

As of December 31, 2013, the Company had recorded deferred tax assets of approximately $0.36 million, of which approximately $0.05 million related to net operating losses generated in Luxembourg. The Company recorded a full valuation allowance against the net deferred tax asset in Luxembourg as it was deemed more likely than not that future taxable income would be insufficient to realize future tax benefits. The net operating losses in Luxembourg can be carried forward indefinitely. As of December 31, 2013, the deferred tax assets attributable to the German properties are more likely than not realizable in full. Due to the uncertainty of the timing and ultimate form of a strategic event, the Company will continue to assess the need for a valuation allowance on the German deferred tax assets.

The Company’s U.S. and foreign losses before income taxes were as follows:

	Year ended December 31,
	2013	2012	2011
U.S. loss	$(2,364,644)	$(4,533,766)	$(3,618,443)
Foreign income (loss)	31,757	(1,925,997)	—

Total	$(2,332,887)	$(6,459,763)	$(3,618,443)

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2013		2012		2011
Tax benefit computed at federal statutory rate	$(816,510)	(35.00%)	$(2,260,917)	(35.00%)	$(1,266,455)	(35.00%)
Impact of REIT election	816,510	35.00%	2,260,917	35.00%	1,266,455	35.00%
State income tax provision, net	51,458	2.21%	43,004	0.67%	17,034	0.47%
Foreign income tax (benefit) expense	8,501	0.36%	(268,179)	(4.15%)	—	—

Income tax (benefit) expense	$59,959	2.57%	$(225,175)	(3.48%)	$17,034	0.47%

The tax years 2010 through 2013 remain subject to examination by taxing authorities throughout the world in major jurisdictions, such as Germany, Luxembourg and the United States.

As a REIT and to the extent it distributes all its taxable income, the Company will not have federal income tax liability. As of December 31, 2013, the Company had cumulative net operating losses of approximately $1.3 million which will begin to expire in 2030. The Company does not believe it will be able to realize these federal net operating loss carryforwards in the future; therefore, it has not included such amounts in deferred taxes, described above.

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

12.	Commitments and Contingencies

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

13.	Concentration of Risk

The following table provides a summary of the geographic diversification of the Company’s portfolio based on the assets owned as of December 31, 2013 and revenues of properties for the year ended December 31, 2013:

Geographic Region	Percentage of Total Assets	Percentage of Revenues for the Year Ended December 31, 2013
Texas	43.0%	54.3%
Florida	34.8%	27.6%
Germany (1)	22.2%	18.1%

Total	100.0%	100.0%

FOOTNOTE:

(1)	Percentages based on amounts converted from Euros to U.S. dollars at (a) an exchange rate of $1.38 per Euro, the exchange rate as of December 31, 2013, with respect to total assets, and (b) an exchange rate of $1.33 per Euro, the average exchange rate for the year ended December 31, 2013, with respect to revenues.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

13.	Concentration of Credit Risk (continued)

For the years ended December 31, 2013, 2012 and 2011, the Company had the following tenants that individually accounted for 10% or more of its aggregate total revenues or leased more than 10% of the Company’s total assets as of the end of such periods:

	Percentage of Total Revenues (1)			Percentage of Total Assets (2)
Tenant	2013	2012	2011	2013	2012
Mercedes-Benz Financial Services USA, LLC (“Mercedes”)	31.6%	48.5%	32.4%	24.7%	23.4%
DynCorp International, LLC (“DynCorp”)	19.5%	29.7%	57.6%	14.9%	14.1%
Samsonite, LLC (“Samsonite”)	27.6%	9.2%	0.0%	34.8%	34.4%

FOOTNOTES:

(1)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments and amortization of above market lease intangibles.
(2)	Represents net book value of total assets associated with the property leased by the tenant as of the end of the period presented.

Failure of any of these tenants to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2013

14.	Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012:

2013 Quarters	First	Second	Third	Fourth	Year

Total revenues	$3,439,381	$3,465,320	$3,465,298	$3,351,761	$13,721,760
Acquisition fees and expenses	(33,693)	(10,902)	(1,727)	(11,976)	(58,298)
Operating income	498,294	415,086	563,084	419,789	1,896,253
Net loss	(747,293)	(624,309)	(459,594)	(561,650)	(2,392,846)
Weighted average number of shares outstanding (basic and diluted)	7,021,861	8,173,289	8,257,410	8,257,410	7,931,165
Net loss per share of common stock (basic and diluted)	$(0.11)	$(0.08)	$(0.06)	$(0.07)	$(0.30)

2012 Quarters	First	Second	Third	Fourth	Year
Total revenues	$1,879,883	$2,001,033	$1,967,534	$3,204,341	$9,052,791
Acquisition fees and expenses	(579,101)	(195,739)	(883,356)	(1,548,494)	(3,206,690)
Operating loss	(927,933)	(115,606)	(759,593)	(1,231,823)	(3,034,955)
Net loss	(1,607,899)	(910,096)	(1,376,890)	(2,339,703)	(6,234,588)
Weighted average number of shares outstanding (basic and diluted)	3,491,865	4,572,840	5,456,976	6,094,775	4,908,673
Net loss per share of common stock (basic and diluted)	$(0.46)	$(0.20)	$(0.25)	$(0.38)	$(1.27)

15.	Subsequent Events

In February 2014, the Company executed a lease amendment with the tenant at its Jacksonville Distribution Center, which included an extension of the term from February 2018 to November 2024, and includes two 5-year renewal options. If exercised the renewal options could extend the term of the lease through November 2034, and could reset the base rent under the lease, subject to a floor. As incentive for entering into the extended lease term, the tenant was granted four months of free rent in 2014, and an additional nine months of free rent at the end of the lease term in 2024. As a result of the lease amendment, the Company’s overall weighted average lease term increased from 4.8 years to 6.7 years, based on annualized base rents as of December 31, 2013.

In March 2014, the Company’s board of directors approved an amended and restated expense support agreement (the “Amended and Restated Expense Support Agreement”) with the Advisor that provides for the Company to issue forfeitable restricted stock to the Advisor on a quarterly basis in exchange for providing expense support in the event that cash distributions declared exceed modified funds from operations (as defined by the Amended and Restated Expense Support Agreement). In general, the restricted stock will be subject to forfeiture and will only vest if the Company has a liquidity event or disposition event, as defined in the agreement, and targeted stockholder returns have been achieved.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (1992)”.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of February 28, 2014 were as follows:

Name	Age	Position
James M. Seneff, Jr.	67	Chairman of the Board and Director
Douglas N. Benham	57	Independent Director
James P. Dietz	49	Independent Director
Stephen J. LaMontagne	52	Independent Director
Andrew A. Hyltin	54	Chief Executive Officer and President
Rosemary Q. Mills	55	Chief Financial Officer and Treasurer
Steven D. Shackelford	50	Executive Vice President
Holly J. Greer	42	General Counsel, Senior Vice President and Secretary
Ixchell C. Duarte	47	Senior Vice President and Chief Accounting Officer
Scott C. Hall	49	Senior Vice President of Operations
John F. Starr	39	Chief Portfolio Management Officer

James M. Seneff, Jr. Chairman of the Board and Director. Mr. Seneff has served as the chairman of our board since April 2009, as a director since our inception in March 2009, and as a member of the board of managers of our Advisor since its inception in December 2008. Mr. Seneff has served as chairman of the board and a director of CNL Growth Properties, Inc., a public, non-traded REIT, and has served as a manager of its advisor, CNL Global Growth Advisors, LLC, since their inception in December 2008. He is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings’ subsidiaries, including chief executive officer and president (November 2008 to present) of CNL Financial Group, LLC, our sponsor; and as executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company. Mr. Seneff serves or has served on the board of directors of the following CNL Holdings’ affiliates: CNL Healthcare Properties, Inc., a public, non-traded REIT, and its advisor, CNL Healthcare Corp. (June 2010 to present); CNL Lifestyle Properties, Inc., a public, non-traded REIT (2003 to present), the managing member of its former advisor, CNL Lifestyle Company, LLC (2003 to December 2010) and its current advisor, CNL Lifestyle Advisor Corporation (December 2010 to present); CNL Hotels & Resorts, Inc., a public, non-traded REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-traded REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-traded REIT, and its advisor (1994 to 2005 (became self-advised)); Trustreet Properties, Inc. (“Trustreet”), a publicly traded REIT (2005 to February 2007); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); CNL Securities Corp., the managing dealer of our offering (1979 to present); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff is also the chairman and a principal stockholder of CNLBancshares, Inc. (1999 to present), which owns CNLBank. Mr. Seneff received his degree in business administration from Florida State University.

Douglas N. Benham. Independent Director. Mr. Benham has served as an Independent Director since November 2009. Since April 2006, Mr. Benham has been the president and chief executive officer of DNB Advisors, LLC, a restaurant industry consulting firm. From January 2004 until April 2006, Mr. Benham served as president and chief executive officer of Arby’s Restaurant Group, a quick service restaurant company and subsidiary of Triarc Company (NYSE: TRY). From August 2003 until January 2004, Mr. Benham was president and chief executive officer of DNB Advisors, LLC. From January 1989 until August 2003, Mr. Benham served as chief financial officer, and from 1997 until 2003 also served as a member of the board of directors of RTM Restaurant Group, Inc., an Arby’s franchisee, that was later acquired by Triarc Company in July 2005. Prior to January 1989, Mr. Benham held various positions including at Deloitte & Touche, Bell Atlantic Corp., and Cox Enterprises. Mr. Benham served as a director of the restaurant operator O’Charley’s Inc. (NASDAQ:CHUX) from March 2008 to May 2012 and as a director of drive-thru restaurant chain operator Sonic Corp. (NASDAQ:SONC) from August 2009 to January 2014. In January 2012, he joined the board of directors of the restaurant chain operator Quiznos, and in May 2012 he joined the board of directors of American Residential Properties, Inc. (NASDAQ:ARPI), a fully integrated and internally managed real estate investment company which acquires, renovates, leases and manages single-family properties in select communities in the Southwestern and Southeastern U.S. Mr. Benham earned a B.A. in accounting from the University of West Florida in 1978.

James P. Dietz. Independent Director. Mr. Dietz has served as an Independent Director since November 2009. Since November 2013, Mr. Dietz has served as executive vice president, chief financial officer and secretary of Health Insurance Innovations, Inc. (NASDAQ: HIIQ), a developer and administrator of web-based individual health insurance plans and ancillary products. Mr. Dietz previously served Health Insurance Innovations as its senior vice president of finance and business development from April to November 2013, and as a consultant during March and April 2013. Mr. Dietz served as president and chief executive officer of NanoScale Corporation, a non-public manufacturer of specialty materials, from May 2012 until December 2012, in connection with that company’s turnaround efforts. Prior to joining NanoScale, Mr. Dietz served as chief financial officer from July 2011 to April 2012, and served as vice president of finance and accounting from May 2010 to July 2011 for Parabel, Inc. (formerly known as PetroAlgae Inc.) (OTCQB:PALG), a provider of technology and solutions that utilize biomass derived from micro-crops. From January 2008 through April 2010, Mr. Dietz served as chief financial officer of companies engaged in start-up or turn-around efforts in the real estate industry, including positions as chief financial officer of U.S. Capital Holdings, LLC, an international private equity investor and developer, from May 2009 to April 2010, vice president of finance and business development of PACT, LLC, a real estate development company, from May 2008 to May 2009, and chief financial officer of American Leisure Group, a real estate investor and timeshare developer, from January 2008 to April 2008. From 1995 until December 2007, Mr. Dietz served as chief financial officer of residential community developer, WCI Communities, Inc. (NYSE: WCI), and various predecessor firms. From 1993 to 1995, Mr. Dietz managed asset-backed financing originations for GTE Leasing Corporation (a subsidiary of GTE, a predecessor to Verizon Communications). He began his professional career with Arthur Andersen & Co where he worked for six years in positions of increasing seniority. Mr. Dietz earned a B.A. in accounting and economics from the University of South Florida in 1986. Mr. Dietz is a certified public accountant.

Stephen J. LaMontagne. Independent Director and Audit Committee Financial Expert. Mr. LaMontagne has served as an independent director and our audit committee financial expert since November 2009. Mr. LaMontagne is partner-in-charge of the real estate practice of Moore Colson, an Atlanta-based accounting and consulting firm, having joined the firm in December 2007. Prior to joining Moore Colson, Mr. LaMontagne held various positions with KPMG LLP beginning in May 1983 until December 2007, including serving over ten years as an assurance partner and southeast real estate practice leader, as well as serving on several of the firm’s national committees. While at KPMG and currently at Moore Colson, his focus includes real estate finance, financial accounting and reporting, mergers and acquisitions and audit matters. Mr. LaMontagne received a B.S. degree in accounting and a minor in finance from Florida State University in 1983. Mr. LaMontagne is a certified public accountant.

Andrew A. Hyltin. Chief Executive Officer and President. Mr. Hyltin has served as our president since November 2010, and as our chief executive officer since December 2012. Mr. Hyltin has also served as president and a manager of our Advisor since November 2010 and as its chief executive officer since November 2013. He also has served as president of CNL Growth Properties, Inc., a public, non-traded REIT, since November 2010 and as its chief executive officer since December 2012. He has served as a manager and president of its advisor, CNL Global Growth Advisors, LLC, since November 2010 and as chief executive officer since November 2013. In addition, he serves as the chief executive officer of Corporate Capital Trust, Inc., a public, non-traded business development company (June 2010 to present); and he previously served as its president (June 2010 to December 2012). Mr. Hyltin has held various officer positions with CNL Fund Advisors Company, an affiliate of CNL serving as its chief executive officer since June 2010, and as its president from March 2009 until December 2012. Mr. Hyltin has also served as chief investment officer of CNL Private Equity Corp, since 2004, and has served as its president since 2005, responsible for the overall management of its portfolio and private offerings and alternative investments. He served as vice president of investments for that company from 2003 to 2005. From April 2009 to May 2010, Mr. Hyltin served as president to The CNL Funds, an open-end mutual fund. Mr. Hyltin has a B.A. in finance from Texas Christian University.

Rosemary Q. Mills. Chief Financial Officer and Treasurer. Ms. Mills has served as our chief financial officer and treasurer since April 2013 and has served as a senior vice president of our Advisor since November 2013. She also has served as chief financial officer and treasurer of CNL Growth Properties, Inc., a public non-traded REIT, since April 2013, and has served as a senior vice president of its advisor since November 2013. She serves as senior vice president of finance of an affiliate of CNL, with duties extending to both us and CNL Growth Properties, Inc. which position she has held since April 2010. From September 2008 to April 2010, Ms. Mills was a consultant to a CNL affiliate working on the initial creation and sponsorship of us and CNL Growth Properties, Inc. She was vice president-capital markets and integration manager for GE Capital, Franchise Finance from the time of GE Capital’s acquisition of Trustreet, a publicly traded REIT, from February 2007 until May 2008. Prior to GE Capital’s acquisition of Trustreet, from February 2005 to February 2007, Ms. Mills was Trustreet’s senior vice president responsible for liquidity and capital structure, tax planning and compliance, legal compliance, internal audit and investor relations. Between July 2003 and January 2005, she served as chief financial officer for a CNL affiliate, where she led financial reporting and planning for nine private funds and 18 public income funds, which merged with and into Trustreet in February 2005. From June 2000 to July 2003, Ms. Mills was senior vice president of finance and strategic planning with CNL Restaurant Properties, Inc. Prior to CNL and its various affiliates and successors, beginning May 1993, Ms. Mills spent seven years with a private pharmacy management consulting practice, initially as director of finance, progressing to president from 1997 to her departure in December 1999. Ms. Mills is a certified public accountant and practiced in the Orlando office of Ernst & Young from 1981 to 1993, initially, as a member of the audit staff and advancing to senior manager of tax. She graduated with a BSBA in accountancy from the University of Central Florida in 1981.

Steven D. Shackelford. Executive Vice President. Mr. Shackelford has served as an executive vice president since April 2013. He served as our chief financial officer from inception in March 2009 through March 2013, and served as our secretary from March 2009 until August 2011. He also served as chief financial officer of our Advisor from inception in December 2008 until November 2013, served as treasurer from July 2011 until November 2013, and served as secretary from December 2008 until August 2011. He has served as an executive vice president of our Advisor since August 2011. In addition, Mr. Shackelford has served as an executive vice president since April 2013, served as chief financial officer from inception in December 2008 through March 2013, and served as secretary from March 2009 until August 2011 of CNL Growth Properties, Inc., a public, non-traded REIT. He also served as chief financial officer from inception in December 2008 until November 2013, served as treasurer from July 2011 until November 2013, and served as secretary from December 2008 until August 2011 of its advisor, CNL Global Growth Advisors, LLC. He has served as an executive vice president of its advisor since August 2011. Effective January 2013, Mr. Shackelford became the president of Corporate Capital Trust, Inc., a non-traded business development company sponsored by CNL. Mr. Shackelford joined CNL Management Corp. (formerly known as CNL Real Estate Advisors Company), an affiliate of CNL, in March 2007, as chief financial officer and chief operating officer. Previously, from February 2005 to February 2007, Mr. Shackelford served as chief financial officer, executive vice president, chief operating officer and secretary of Trustreet, a publicly traded REIT. Before joining Trustreet, Mr. Shackelford served as executive vice president and chief operating officer of CNL Restaurant Properties, Inc., which he joined in September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital by gaining access to capital markets located in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was a member of the audit staff and a senior accountant from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received his undergraduate degree in accounting and an M.B.A. from Florida State University. He is a certified public accountant.

Holly J. Greer. General Counsel, Senior Vice President and Secretary. Ms. Greer has served as our general counsel, senior vice president and secretary since August 2011. Ms. Greer has also served as senior vice president and secretary of our Advisor since August 2011. Ms. Greer also has served as general counsel, senior vice president and secretary of CNL Growth Properties, Inc., a public, non-traded REIT, and as senior vice president and secretary of its advisor since August 2011. Ms. Greer served as associate general counsel and vice president of CNL Healthcare Properties, Inc., a public, non-traded REIT, from inception in June 2010 until March 2011, and has served as general counsel, senior vice president and secretary since March 2011. Ms. Greer also served as associate general counsel and vice president of our Advisor (June 2010 until April 2011) and senior vice president, legal affairs of its advisor (April 2011 until November 2013) and has served as senior vice president since November 2013. Ms. Greer joined CNL Lifestyle Properties, Inc., a public, non-traded REIT, in August 2006, where she initially served as acquisition counsel for its former advisor, CNL Lifestyle Company, LLC, until April 2007. From April 2007 until November 2009, Ms. Greer served as counsel to CNL Lifestyle Properties, Inc. and its former advisor, overseeing real estate and general corporate legal matters. Ms. Greer served as associate general counsel (January 2010 until March 2011) and vice president (December 2009 until March 2011) of CNL Lifestyle Properties, Inc. and served as associate general counsel and vice president of its former advisor from January 2010 until April 2011. Effective March 2011, Ms. Greer has served as general counsel, senior vice president and secretary of CNL Lifestyle Properties, Inc. From April 2011 to November 2013, she served as senior vice president, legal affairs of CNL Lifestyle Advisor Corporation, its current advisor, and effective November 2013 she serves as senior vice president. Prior to joining CNL Lifestyle Properties, Inc., Ms. Greer spent seven years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Greer is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in communications and political science from Florida State University and her J.D. from the University of Florida.

Ixchell C. Duarte. Senior Vice President and Chief Accounting Officer. Ms. Duarte has served as a senior vice president and our chief accounting officer since June 2012, and has served as a senior vice president of our Advisor since November 2013. She also has served as a senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT, since June 2012, and has served as a senior vice president of its advisor since November 2013. Ms. Duarte has also served as a senior vice president and chief accounting officer of CNL Healthcare Properties, Inc., a public, non-traded REIT, since March 2012, and was previously a vice president with CNL Healthcare Properties, Inc. from February 2012 to March 2012. She also has served as a senior vice president and chief accounting officer of its advisor since November 2013. Ms. Duarte has served as senior vice president and chief accounting officer since March 2012 of CNL Lifestyle Properties, Inc., a public, non-traded REIT, and was previously its vice president from February 2012 to March 2012. She also has served as a senior vice president of its advisor since November 2013. Ms. Duarte served as controller at GE Capital, Franchise Finance, from February 2007 through January 2012 as a result of GE Capital’s acquisition of Trustreet, a publicly traded REIT. Prior to that, Ms. Duarte served as senior vice president and chief accounting officer of Trustreet and served as senior vice president and controller of its predecessor CNL companies (2002 to February 2007). Ms. Duarte also served as senior vice president, chief financial officer, secretary and treasurer of CNL Restaurant Investments, Inc. (2000 to 2002) and as a director of accounting and then vice president and controller of CNL Fund Advisors, Inc. and other CNL affiliates (1995 to 2000). Prior to that, Ms. Duarte served as an audit senior and then as audit manager in the Orlando, Florida office of Coopers & Lybrand where she serviced several CNL entities (1990 to 1995), and as audit staff in the New York office of KPMG (1988 to 1990). Ms. Duarte is a certified public accountant. She received a B.S. in accounting from the Wharton School of the University of Pennsylvania.

Scott C. Hall. Senior Vice President of Operations. Mr. Hall has served as our senior vice president of operations since December 2012. He has served as a senior vice president since March 2013 and as a manager since January 2014, of our Advisor. Mr. Hall also serves as senior vice president of operations for CNL Growth Properties, Inc. effective December 2012. He has also served as a senior vice president since March 2013 and as a manager since January 2014, of its advisor. Mr. Hall is the president and owner of a private consulting firm based in Orlando, Florida that serves various real estate investment and development projects. Prior to his appointment as senior vice president of operations, he served from May 2011 to December 2012 as a consultant to our Advisor, and to the advisors of other CNL affiliates, including CNL Growth Properties, Inc., CNL Lifestyle Properties, Inc., CNL Healthcare Properties, Inc., each a public, non-traded REIT, and Corporate Capital Trust, Inc., a public, non-traded business development company. From September 2005 to February 2010, Mr. Hall was senior vice president and led the Florida office of The Pizzuti Companies, a nationally recognized real estate investor and developer based in Columbus, Ohio. He also held various positions with a number of CNL affiliates from May 2002 to September 2005. Previously, from 1995 to 2001, Mr. Hall was an associate at Lake Nona, a 7,000-acre mixed-use real estate development in Orlando, Florida, owned by Tavistock Group, an international private investment company. Mr. Hall earned a B.A. in English from Ohio Wesleyan University, and an M.B.A. with honors from Rollins College.

John F. Starr. Chief Portfolio Management Officer. Mr. Starr has served as our chief portfolio management officer since December 2012 and as a senior vice president of our Advisor since March 2013. Mr. Starr also serves as chief portfolio management officer of CNL Growth Properties, Inc. effective December 2012 and as a senior vice president of its advisor since March 2013. He has served as a senior vice president of CNL Healthcare Properties, Inc. and its advisor since March 2013. Since 2002, Mr. Starr has held various positions with multiple CNL affiliates. From October 2011 until his appointment as the Company’s chief portfolio management officer, Mr. Starr served as senior vice president of portfolio management at CNL Financial Group Investment Management, LLC responsible for developing and implementing strategies to maximize the financial performance of CNL’s real estate portfolios. He also served as a senior vice president of CNL Private Equity Corp. from December 2010 until his appointment as our chief portfolio management officer. Between June 2009 and December 2010, he served as CNL Private Equity Corp.’s senior vice president of asset management, responsible for the oversight and day-to-day management of all real estate assets from origination to disposition. At CNL Management Corp., Mr. Starr served as senior vice president of asset management, from June 2007 to December 2010. Between January 2004 and February 2005, Mr. Starr served as vice president of real estate portfolio management at Trustreet, and from February 2005 to February 2007, he served as Trustreet’s vice president of special servicing, and as president of a Trustreet affiliate, where he was responsible for the resolution and value optimization of distressed leases and loans. From February 2007 to May 2007, following the sale of Trustreet to GE Capital, he served as GE Capital, Franchise Finance’s vice president of special servicing, before rejoining CNL affiliates in June 2007. Between May 2002 and January 2004, Mr. Starr was assistant vice president of special servicing at CNL Restaurant Properties, Inc. Prior to joining CNL’s affiliates, Mr. Starr served in various positions in the credit products management group at Wachovia Bank, Orlando, Florida, from December 1997 to May 2002. Mr. Starr received a B.S. in business and an M.B.A. from the University of Florida in 1997 and 2007, respectively.

Board Independence For the year ended December 31, 2013, each of Douglas N. Benham, James Dietz and Stephen LaMontagne served as independent directors. Although our shares are not listed on the New York Stock Exchange, we apply the exchange’s standards of independence to our own outside directors and for the year ended December 31, 2013, each of Messrs. Benham, Dietz and LaMontagne met the definition of “independent” under Section 303A.02 of the New York Stock Exchange listing standards.

Committees of the Board of Directors

We have a standing audit committee, the members of which are selected by our board of directors each year. During 2013, our audit committee was comprised of Douglas N. Benham, James P. Dietz and Stephen J. LaMontagne, each of whom was determined to be “independent” under the listing standards of the New York Stock Exchange referenced above.

The audit committee has determined that Mr. LaMontagne, the chairman of our audit committee and an independent director, is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

Currently, we do not have a nominating committee, and therefore, do not have a nominating committee charter. Our board of directors is of the view that it is not necessary to have a nominating committee at this time because the board is composed of only four members, including three “independent directors” (as defined under the New York Stock Exchange listing standards), and each director is responsible for identifying and recommending qualified board candidates. The board does not have a formal policy regarding diversity. The board considers many factors with regard to each candidate, including judgment, integrity, diversity, prior professional experience, background, the interplay of the candidate’s experience with the experience of other board members, the extent to which the candidate would be desirable as a member of the audit committee, and the candidate’s willingness to devote substantial time and effort to board responsibilities.

Currently, we do not have a compensation committee because we do not have any employees and do not separately compensate our executive officers for their services as officers. At such time, if any, as our shares of common stock are listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Stock Market, or hawse have employees whom we directly provides compensation, we will form a compensation committee, the members of which will be selected by the full board each year.

Although our board of directors is not required to review or recommend a liquidity event by any certain date, with the completion of our Offering in April 2013, our Advisor has begun to explore possible liquidity options for us and our board has formed a special committee comprised of our independent directors.

Corporate Governance

Our board of directors adopted a Code of Business Conduct that applies to all or our directors and officers, as well as, all directors, officers and employees of our Advisor. The Code of Business Conduct sets forth the basic principles to guide their day-to-day activities. In addition, we have adopted a Whistleblower Policy that applies to us and all employees of our Advisor, and establishes procedures for the anonymous submission of employee complaints or concerns regarding financial statement disclosures, accounting, internal accounting controls or auditing matters. Our Code of Business Conduct and Whistleblower Policy are available on our website at http://www.incometrust.com/Investor%20Relations/corporate_governance.stml.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our equity securities that are registered under the Exchange Act, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission (such persons hereinafter referred to as “Reporting Persons”). Reporting Persons are required by the Commission’s regulations to furnish us with copies of all Forms 3, 4 and 5 that they file.

We do not have any stockholders who own more than 10% of our outstanding common stock. We believe, based upon a review of our records and reports filed with the Commission with respect to 2013, that our Reporting Persons complied with all Section 16(a) filing requirements during 2013.

Item 11.	EXECUTIVE COMPENSATION

Board of Directors Report on Compensation

The following report of the board of directors does not constitute “soliciting material” and should not be deemed “filed” with the Commission or incorporated by reference into any other filing the Company makes under the Securities Act or the Exchange Act except to the extent we specifically incorporate this report by reference therein.

Our board of directors reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”). Based on the board’s review of the CD&A and the board’s discussions of the CD&A with management, the board approved including the CD&A in this Annual Report on Form 10-K for filing with the Commission.

The Board of Directors:
James M. Seneff, Jr.
Douglas N. Benham
James P. Dietz
Stephen J. LaMontagne

Compensation Discussion and Analysis

We have no employees and all of our executive officers are officers of our Advisor and/or one or more of our Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers. We did not pay any annual salary or bonus or long-term compensation to our executive officers for services rendered in all capacities to us during the year ended December 31, 2013. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to our Advisor and its affiliates.

If we determine to compensate named executive officers in the future, our board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares.

Compensation of Independent Directors

During the year ended December 31, 2013, each independent director received a $15,000 annual fee for services, as well as, $2,000 per Board meeting attended, whether they participated by telephone or in person. Each independent director serving on the audit committee and special committee received $2,000 per committee meeting attended, whether they participated by telephone or in person. The audit committee chair received an annual retainer of $10,000 in addition to audit committee meeting fees and fees for meeting with the independent accountants as a representative of the audit committee. No additional compensation is paid for attending the 2013 Annual Meeting.

The following table sets forth the compensation earned or paid to our directors during the year ended December 31, 2013 for their services on our board of directors, audit committee and special committee (where applicable):

Name	Fees Earned or Paid in Cash	Total
James M. Seneff, Jr.	None	None
Andrew Wood (1)	None	None
Douglas N. Benham	$37,000	$37,000
James P. Dietz	$37,000	$37,000
Stephen J. LaMontagne	$47,000	$47,000

(1)	Mr. Wood served as a director of the Company from August 14, 2012 through his resignation effective March 4, 2013.

On December 11, 2013, our board of directors approved an increase in the annual retainer to be paid to each of three independent directors for serving on the board of directors. Effective January 1, 2014, the annual retainer will increase from $15,000 to $30,000.

Currently, we do not have a compensation committee because we do not have any employees and do not separately compensate our executive officers for their services as officers. See Item 10. “Directors, Executive Officers And Corporate Governance – Committees of the Board of Directors” for additional information.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 28, 2014, the number and percentage of outstanding shares of our common stock beneficially owned by all persons known by us to own beneficially more than 5% of our common stock, by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Fractional shares are rounded to the nearest whole number. Except as noted below, the address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Shares

James M. Seneff, Jr.	19,125	(1)		(2)

Douglas N. Benham	—		—
James P. Dietz	—		—
Stephen J. LaMontagne	—		—
Andrew A. Hyltin	1,614			(2)
Rosemary Q. Mills	—		—
Steven D. Shackelford	611			(2)
Holly J. Greer	294			(2)
Ixchell C. Duarte	—		—
Scott C. Hall	—		—
John F. Starr	374			(2)
All directors and executive officers as a group (11 persons)	22,019			(2)

(1)	This number represents shares attributed to Mr. Seneff as a result of his control of our Advisor and CNL Financial Group, LLC. Our Advisor is a wholly owned subsidiary of an affiliate of CNL Financial Group, LLC. Mr. Seneff beneficially owns the Advisor through his ownership of CNL Financial Group, LLC.
(2)	This number represents less than 1% of all shares beneficially owned.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are externally advised and have no direct employees. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of our Offering and a wholly owned subsidiary of CNL, our Advisor and their affiliates. In connection with services provided to us, affiliates are entitled to certain fees as described in Note 9. “Related Party Arrangements” in Item 8. “Financial Statements and Supplementary Data.”

During 2013, we received subscriptions of $19.7 million and incurred stock issuance costs of $2.9 million, representing a ratio of stock issuance costs to subscriptions received of 1:7. Stock issuance costs consist of selling commissions, marketing support fees, due diligence expense reimbursements, and other offering costs. During 2013, our total operating expenses incurred represented approximately 1.1% of Average Invested Assets and 28.1% of Net Loss, as each term is defined in our articles of incorporation.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers serves as our principal accounting firm and audited our consolidated financial statements for the years ended December 31, 2013 and 2012.

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers for 2013 and 2012 for audit and non-audit services (as well as, all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table.

	2013	2012
Audit fees	$187,025	$203,471
Audit-related fees	33,500	74,500
Tax fees (1)	160,572	110,229
All other fees	—	—

Total fees	$381,097	$388,200

(1)	This amount includes approximately €0.1 million of invoices denominated in Euro that have been converted to U.S. dollars at an exchange rate of $1.33 per Euro, the average exchange rate for the year ended December 31, 2013

Audit Fees – Consists of professional services rendered in connection with the annual audit of our consolidated financial statements included in our annual reports on Form 10-K and quarterly reviews of our interim financial statements included in our quarterly reports on Form 10-Q. Audit fees also include fees for services performed by PricewaterhouseCoopers that are closely related to the audit and in many cases could only be provided by our independent auditors. Such services include consents related to our registration statements, assistance with and review of other documents filed with the Commission and accounting advice on completed transactions.

Audit-Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations.

Tax Fees – Consists of services related to corporate tax compliance, including preparation and/or review of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence relating to acquisitions, VAT services, REIT compliance and earnings and profit review.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2013 and 2012.

Pre-Approval of Audit and Non-Audit Services

Under our audit committee charter, the audit committee must pre-approve all audit and non-audit services provided by the independent auditors in order to assure that the provisions of such services do not impair the auditor’s independence. The policy, as described below and set forth in the audit committee charter sets forth conditions and procedures for such pre-approval of services to be performed by the independent auditor and utilizes both a framework of general pre-approval for certain specified services and specific pre-approval for all other services.

The annual audit services, as well as all audit-related services (assurance and related services that are reasonably related to the performance of the auditor’s review of the financial statements or that are traditionally performed by the independent auditor), requires the specific pre-approval of the audit committee. The audit committee may, however, grant general pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide (such as comfort letters or consents). The audit committee has pre-approved all tax services and may grant general pre-approval for those permissible non-audit services that it has classified as “all other services” because it believes such services are routine and recurring services, and would not impair the independence of the auditor.

The fee amounts for all services to be provided by the independent auditor are established annually by the audit committee, and any proposed service fees exceeding approved levels will require specific pre-approval by the audit committee. Requests to provide services that require specific approval by the audit committee are submitted to the audit committee by the independent auditor, the chief financial officer and the chief executive officer, and must include a joint statement as to whether, in their view, the request is consistent with the Commission’s rules on auditor independence.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

(1)	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2013

(3)	Index to Exhibits – Reference is made to the Exhibit Index beginning on page 105 for a list of all exhibits filed as a part of this report.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

Years ended December 31, 2013, 2012 and 2011

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year

2011	Deferred tax asset valuation allowance	$—	$—	$—	$—

		$—	$—	$—	$—

2012	Deferred tax asset valuation allowance	$—	$—	$(85,778)	$(85,778)

		$—	$—	$(85,778)	$(85,778)

2013	Deferred tax asset valuation allowance	$(85,778)	$31,880	$14,389	$(39,509)

		$(85,778)	$31,880	$14,389	$(39,509)

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amounts at which Carried at Close of Period (2)
Property/Location	Encumbrances	Land & Land Improvements	Buildings & Building Improvements	Tenant Improvements	Improvements	Land & Land Improvements	Buildings & Building Improvements	Tenant Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statement is computed

Austin Property-Industrial Building Pflugerville, Texas	$—	$1,819	$2,012	$53	$—	$1,819	$2,012	$53	$3,884	$(257)	2000	06/08/11	(1)

Heritage Commons III-Office Building Fort Worth, Texas	11,734	2,608	10,086	414	—	2,608	10,086	414	13,108	(941)	2006	06/28/11	(1)

Heritage Commons IV-Office Building Fort Worth, Texas	19,756	3,015	15,900	4,026	14	3,015	15,914	4,026	22,955	(2,428)	2008	10/27/11	(1)

Samsonite – Industrial Distribution Facility Jacksonville, Florida	25,978	6,284	24,545	426	21	6,304	24,545	426	31,275	(979)	2008	10/12/12	(1)

Giessen – Retail Center Giessen, Germany (3)	3,029	795	3,803	—	—	829	3,966	—	4,795	(186)	2008	03/08/12	(1)

Worms – Retail Center Worms, Germany (3)	3,869	1,064	4,320	—	—	1,110	4,505	—	5,615	(144)	2007	09/27/12	(1)

Gutersloh – Retail Center Gutersloh, Germany (3)	2,412	1,102	2,230	—	—	1,150	2,326	—	3,476	(75)	2007	09/27/12	(1)

Bremerhaven – Retail Center Bremerhaven, Germany (3)	2,299	527	2,894	—	—	550	3,019	—	3,569	(84)	2007	11/30/12	(1)

Hannover – Retail Center Hannover, Germany (3)	3,373	1,840	2,823	—	—	1,919	2,945	—	4,864	(76)	2005	12/21/12	(1)

	$72,450	$19,054	$68,613	$4,919	$35	$19,304	$69,318	$4,919	$93,541	$(5,170)

A summary of transactions in real estate and accumulated depreciation as of December 31, 2013, 2012 and 2011 are as follows:

Balance at December 31, 2010	$—
2011 Acquisitions	39,933

Balance at December 31, 2011	39,933
2012 Acquisitions	52,667

Balance at December 31, 2012 (3)	92,600
2013 Acquisitions	—
2013 Improvements	35
2013 Effect of foreign currency translation adjustment	906

Balance at December 31, 2013 (3)	$93,541

Balance at December 31, 2010	$—
2011 Depreciation	(442)

Balance at December 31, 2011	(442)
2012 Depreciation	(1,916)

Balance at December 31, 2012 (4)	(2,358)
2013 Depreciation	(2,812)

Balance at December 31, 2013 (4)	$(5,170)

FOOTNOTES:

(1)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(2)	The aggregate cost for federal income tax purposes is approximately $126.8 million.
(3)	Amounts translated at a foreign currency exchange rate as of the end of the applicable period.
(4)	Amounts translated on an average foreign currency exchange rate during the period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2014.

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

Signature	Title	Date

/S/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board and Director	March 17, 2014

/S/ DOUGLAS N. BENHAM Douglas N. Benham	Independent Director	March 17, 2014

/S/ JAMES P. DIETZ James P. Dietz	Independent Director	March 17, 2014

/S/ STEPHEN J. LAMONTAGNE Stephen J. LaMontagne	Independent Director	March 17, 2014

/S/ ANDREW A. HYLTIN Andrew A. Hyltin	President and Chief Executive Officer	March 17, 2014

/S/ ROSEMARY Q. MILLS Rosemary Q. Mills	Chief Financial Officer (Principal Financial Officer)	March 17, 2014

/S/ IXCHELL C. DUARTE Ixchell C. Duarte	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2013 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2014 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Third Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K/A (File No. 000-54684) filed June 18, 2013, and incorporated herein by reference.)

3.2	Fourth Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K/A (File No. 000-54684) filed June 18, 2013, and incorporated herein by reference.)

3.2.1	First Amendment to Fourth Amended & Restated Bylaws (Previously filed as Exhibit 3.3 to the Current Report on Form 8-K (File No. 000-54684) filed December 17, 2013, and incorporated herein by reference.)

4.1	Form of Redemption Plan (Previously filed as Appendix D to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

10.1	Third Amended and Restated Limited Partnership Agreement of Global Income, LP (Previously filed as Exhibit 10.1 to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

10.2	Fourth Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.3	Third Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.2 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.4	Service Agreement (Previously filed as Exhibit 10.5.2 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.5	Form of Indemnification Agreement between Global Income Trust, Inc. and Andrew A. Hyltin dated March 2, 2011 and effective as of November 1, 2010; Holly J. Greer dated January 10, 2012 and effective as of August 11, 2011; Ixchell C. Duarte dated June 20, 2012; Andrew Wood dated August 14, 2012; James M. Seneff, Jr. dated December 10, 2012, and each of Steven D. Shackelford, Douglas N. Benham, James P. Dietz, Stephen J. LaMontagne, Kent Crittenden, Erin M. Gray, Scott C. Hall and John F. Starr dated December 11, 2012. (Previously filed as Exhibit 10.6 to the Annual report on Form 10-K filed March 7, 2011, and incorporated herein by reference.)

10.6	Purchase and Sale Agreement dated April 25, 2011 among Heritage Commons III, Ltd., Heritage Commons IV, Ltd, and Macquarie CNL Income, LP and amendments thereto. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.6.1	Partial Assignment of Purchase and Sale Agreement dated June 28, 2011 between Macquarie CNL Income, LP and IN-105 Heritage III, LLC. (Previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.7	Assignment and Assumption of Leases dated June 28, 2011 between Heritage Commons III, Ltd. and IN-105 Heritage III, LLC. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.8	Loan Agreement dated June 28, 2011 between IN-105 Heritage III, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.8.1	Promissory Note ($12,400,000) dated June 28, 2011 by IN-105 Heritage III, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.8.2	Limited Recourse Guaranty Agreement dated June 28, 2011 by Macquarie CNL Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract dated the effective date of March 21, 2011 between Bay Investors, LLC and CNL Real Estate Services Corp. (d/b/a CNL Commercial Real Estate) and amendments thereto. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9.1	Assignment and Assumption of Real Estate Purchase and Sale Contract dated March 28, 2011 between CNL Real Estate Services Corp. d/b/a CNL Commercial Real Estate and Macquarie CNL Income, L.P. (Previously filed as Exhibit 10.4.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9.2	Assignment of Real Estate Purchase and Sale Contract dated June 8, 2011 between Macquarie CNL Income, L.P. and IN-104 Austin, LLC. (Previously filed as Exhibit 10.4.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9.3	Assignment and Assumption of Lease dated June 8, 2011 between Bay Investors, LLC and IN-104 Austin, LLC. (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.10	Partial Assignment of Purchase and Sale Agreement dated October 27, 2011 between Global Income, LP and GIT Heritage IV TX, LLC. (Previously filed as Exhibit 10.1.1 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.11	Assignment and Assumption of Leases dated October 27, 2011 between Heritage Commons III, Ltd. and GIT Heritage IV TX, LLC. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.12	Loan Agreement dated October 27, 2011 between GIT Heritage IV TX, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.12.1	Promissory Note ($20,500,000) dated October 27, 2011 by GIT Heritage IV TX, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.1 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.12.2	Limited Recourse Guaranty Agreement dated October 27, 2011 by Global Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.13	Purchase and Sale Agreement dated May 29, 2012 by and among Imeson West I, LLC and Global Income, LP. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 14, 2012, and incorporated herein by reference.)

10.14	Assignment and Assumption of Lease by and between Imeson West I, LLC and GIT Imeson Park FL, LLC dated October 12, 2012 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.15	Promissory Note by and between Imeson West I, LLC and Thrivent Financial for Lutherans dated August 27, 2007 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.16	Note Modification Agreement by and between Imeson West I, LLC and Thrivent Financial for Lutherans dated as of November 18, 2008 (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.17	Construction/Permanent Mortgage and Security Agreement and Fixture Financing Statement between Imeson West I, LLC and Thrivent Financial for Lutherans dated as of August 27, 2007 (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.18	Assumption and Modification and Spreader Agreement by and among Imeson West I, LLC, GIT Imeson Park FL, LLC and Thrivent Financial for Lutherans dated as of October 12, 2012 (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.19	Escrow Agreement by and among Thrivent Financial for Lutherans, Imeson West I, LLC, GIT Imeson Park FL, LLC and Interlachen Portfolio Management Company, LLC dated as of October 12, 2012 (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.20	English translation of German Framework Agreement dated as of August 3, 2012, by and among REPCO 8 S.A., REPCO 15 S.A., REPCO 14 S.A., REPCO 2 S.A. (“Sellers”) and GIT Worms S.à r.l.(“Buyer”) (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.20.1	English translation of Property Purchase Agreement with Conveyance by and between REPCO 8 S.A. and GIT Worms S.à r.l., as Annex A1 to the Framework Agreement, filed as Exhibit 10.1. (Previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.20.2	English translation of Property Purchase Agreement with Conveyance by and between REPCO 15 S.A. and GIT Worms S.à r.l., as Annex A2 to the Framework Agreement, filed as Exhibit 10.1. (Previously filed as Exhibit 10.1.2 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.20.3	English translation of Property Purchase Agreement with Conveyance by and between REPCO 14 S.A. and GIT Worms S.à r.l., as Annex A3 to the Framework Agreement, filed as Exhibit 10.1. (Previously filed as Exhibit 10.1.3 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.20.4	English translation of Property Purchase Agreement with Conveyance by and between REPCO 2 S.A. and GIT Worms S.à r.l., as Annex A4 to the Framework Agreement, filed as Exhibit 10.1. (Previously filed as Exhibit 10.1.4 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.21	English translation of German Loan Agreement dated August 3, 2012, by and between GIT Worms S.à r.l. and Bayerische Landesbank. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.22	English translation of Security Purpose Agreement dated August 13, 2012, by and between GIT Worms S.à r.l. Luxembourg and Bayerische Landesbank. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.23	English translation of Pledge Rent Agreement dated August 3, 2012, by and between GIT Worms S.à r.l. Luxembourg and Bayerische Landesbank. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

10.24	English translation of Rent Assignment dated August 3, 2012, by and between GIT Worms S.à r.l. Luxembourg and Bayerische Landesbank. (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed November 13, 2012, and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from Global Income Trust, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.