Form 10-Q
period 2014-03-31
Global Income Trust, Inc.
filed 2014-05-05
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding as of April 28, 2014 was 8,257,410.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1. Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS

Real estate investment properties, net	$87,660,508	$88,384,755
Lease intangibles, net	19,343,245	20,444,809
Cash and cash equivalents	9,415,405	10,282,179
Deferred rent	1,730,439	1,133,435
Restricted cash	1,354,591	2,084,283
Loan costs, net	780,590	831,585
Deferred tax asset, net	333,452	339,215
Other assets	347,928	393,771

Total assets	$120,966,158	$123,894,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$72,116,376	$72,450,056
Unearned rent	934,968	834,754
Accounts payable and accrued expenses	916,222	930,747
Other liabilities	455,848	455,848
Real estate taxes payable	284,549	1,030,510
Due to related parties	250,735	254,252

Total liabilities	74,958,698	75,956,167

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 8,419,689 shares issued and 8,257,410 shares outstanding	82,575	82,575
Capital in excess of par value	70,070,012	70,070,012
Accumulated distributions	(10,896,292)	(9,572,863)
Accumulated deficit	(13,767,364)	(13,191,862)
Accumulated other comprehensive income	518,529	550,003

Total stockholders’ equity	46,007,460	47,937,865

Total liabilities and stockholders’ equity	$120,966,158	$123,894,032

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income from operating leases	$3,027,599	$3,076,016
Tenant reimbursement income	359,349	363,365

Total revenues	3,386,948	3,439,381

Expenses:
Property operating expenses	762,936	729,274
General and administrative	374,842	530,388
Acquisition fees and expenses	—	33,693
Asset management fees	—	301,529
Property management fees	91,790	106,930
Depreciation and amortization	1,721,974	1,763,216

Total expenses	2,951,542	3,465,030

Expense support	—	(523,943)

Net expenses	2,951,542	2,941,087

Operating income	435,406	498,294

Other income (expense):
Interest and other income (expense)	3,733	(2,034)
Interest expense and loan cost amortization	(993,463)	(1,219,344)

Total other expense	(989,730)	(1,221,378)

Loss before income taxes	(554,324)	(723,084)

Income tax expense	(21,178)	(24,209)

Net loss	$(575,502)	$(747,293)

Net loss per share of common stock (basic and diluted)	$(0.07)	$(0.11)

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	7,021,861

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net loss	$(575,502)	$(747,293)

Other comprehensive loss:
Unrealized foreign currency translation adjustments	(31,474)	(298,654)

Total other comprehensive loss	(31,474)	(298,654)

Comprehensive loss	$(606,976)	$(1,045,947)

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2014 (Unaudited) and the Year Ended December 31, 2013

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Distributions	Deficit	Income	Equity
Balance at December 31, 2012	6,406,380	$64,063	$54,438,509	$(4,417,093)	$(10,799,016)	$153,312	$39,439,775
Subscriptions received for common stock through public offering and distribution reinvestment plan	1,981,245	19,814	19,709,534	—	—	—	19,729,348
Redemptions of common stock	(130,215)	(1,302)	(1,218,273)	—	—	—	(1,219,575)
Stock issuance and offering costs	—	—	(2,859,758)	—	—	—	(2,859,758)
Net loss	—	—	—	—	(2,392,846)	—	(2,392,846)
Other comprehensive income	—	—	—	—	—	396,691	396,691
Distributions declared ($0.0017808 per share per day)	—	—	—	(5,155,770)	—	—	(5,155,770)

Balance at December 31, 2013	8,257,410	82,575	70,070,012	(9,572,863)	(13,191,862)	550,003	47,937,865
Net loss	—	—	—	—	(575,502)	—	(575,502)
Other comprehensive loss	—	—	—	—	—	(31,474)	(31,474)
Distributions declared ($0.0017808 per share per day)	—	—	—	(1,323,429)	—	—	(1,323,429)

Balance at March 31, 2014	8,257,410	$82,575	$70,070,012	$(10,896,292)	$(13,767,364)	$518,529	$46,007,460

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(575,502)	$(747,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,721,974	1,763,216
Amortization of above- and below-market lease intangibles	76,987	72,258
Amortization of loan costs	51,162	70,695
Loss on early extinguishment of debt	—	99,134
Straight-line rent adjustments	(596,881)	(202,262)
Changes in operating assets and liabilities:
Other assets	45,577	203,741
Accounts payable and accrued expenses	8,450	(257,387)
Due to related parties	(3,517)	(532,853)
Unearned rent	100,214	27,127
Real estate taxes payable	(745,961)	(269,312)

Net cash provided by operating activities	82,503	227,064

Investing activities:
Capital expenditures	(20,850)	—
Changes in restricted cash	729,692	28,643

Net cash provided by investing activities	708,842	28,643

Financing activities:
Subscriptions received for common stock through public offering and reinvestment plan	—	12,351,431
Repayments of mortgage notes payable	(318,445)	(4,272,811)
Repayments on credit facility	—	(820,000)
Payment of stock issuance and offering costs	—	(1,764,835)
Distributions to stockholders	(1,323,429)	(1,063,742)
Payment of loan costs	—	(81,473)
Redemptions of common stock	—	(358,913)

Net cash (used in) provided by financing activities	(1,641,874)	3,989,657

Effect of exchange rate fluctuation on cash	(16,245)	(31,944)

Net (decrease) increase in cash and cash equivalents	(866,774)	4,213,420

Cash and cash equivalents at beginning of period	10,282,179	2,037,120

Cash and cash equivalents at end of period	$9,415,405	$6,250,540

Supplemental disclosure of non-cash investing and financing transactions:
Amounts incurred but not paid:
Loan costs	$—	$159,490

Stock issuance and offering costs	$—	$86,523

Distributions declared	$455,848	$411,412

Redemptions	$—	$841,902

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

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

The Company has completed its Offering and, given that it expects that its sources of capital and liquidity will be limited in the near term, has begun to explore strategic alternatives for providing liquidity to investors. Possible strategic alternatives for liquidity may include the sale of either the Company or some or all of its assets, potential merger opportunities, the listing of the Company’s common shares on a national exchange, or a combination of various alternatives. The financial statements have been prepared under the assumption that the Company has no immediate plans that would indicate a need to adjust the carrying value of its reported assets and liabilities or that effect the anticipated ability of the Company to meet its contractual obligations as they become due.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Share Based Payments to Non-Employees – Pursuant to the amended and restated expense support, conditional reimbursement and restricted stock agreement (the “Amended and Restated Expense Support Agreement”) with the Advisor described in Note 6. “Related Party Arrangements,” effective January 1, 2014, the Advisor has agreed to accept forfeitable restricted shares of the Company’s common stock (the “Restricted Stock”) in lieu of cash in payment for up to the full amount of asset management fees and operating-related personnel expenses owed by the Company to the Advisor under the advisory agreement for services rendered after December 31, 2013. The Restricted Stock is subject to immediate and permanent forfeiture if, or to the extent that, it does not vest under the scenarios described in Note 6. “Related Party Arrangements.”

Upon issuance of Restricted Stock, the Company will measure the fair value at its then-current lowest aggregate fair value pursuant to FASB Accounting Standards Codification 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). Since the vesting criteria is outside the control of the Advisor and involves both market conditions and counterparty performance conditions, the Restricted Stock is given no fair value recognition and the shares are treated as unissued for financial reporting purposes until the vesting criteria is met. On the date, if any, in which the Advisor satisfies the vesting criteria, the Company will re-measure the fair value of the Restricted Stock pursuant to ASC 505-50 and will recognize an expense equal to the difference between the original fair value and that of the re-measurement date. The Company will include the Restricted Stock in the calculation of diluted earnings per share to the extent their effect is dilutive and the vesting conditions have been satisfied as of the reporting date.

Pursuant to the Amended and Restated Expense Support Agreement, the Advisor will be the record owner of the Restricted Stock until sold or otherwise disposed of, or forfeited, and will be entitled to all rights of a stockholder of the Company including, without limitation, the right to vote such shares and receive dividends and other distributions paid with respect to such shares. Dividends or other distributions actually paid to the Advisor in connection with the Restricted Stock are not subject to forfeiture. The Company will recognize expense related to dividends and other distributions on the Restricted Stock as declared.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant assumptions are made in the analysis of real estate impairments, contingent assets and liabilities, the assessment of probability of repayments of expenses under the Amended and Restated Expense Support Agreement, and the valuation of Restricted Stock issued to the Advisor. Actual results could differ from those estimates.

Adopted Accounting Pronouncements – In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This update affects entities that cease to hold a controlling financial interest (as described in subtopic 810-10) in a subsidiary or group of assets within a foreign entity when the subsidiary or group of assets is a business and there is a cumulative translation adjustment balance associated with that foreign entity. The update also affects entities that lose a controlling financial interest in an investment in a foreign entity (by sale or other transfer event) and those that acquire a business in stages (sometimes also referred to as a step acquisition) by increasing an investment in a foreign entity from one accounted for under the equity method

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

to one accounted for as a consolidated investment. Effective January 1, 2014, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” This update requires entities to prepare financial statements using the liquidation basis of accounting when liquidation is imminent. For applicable entities, this ASU requires financial statements be prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). Effective January 1, 2014, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update clarified the guidance in subtopic 740 and requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent one is available. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. Effective January 1, 2014, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements – In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company is currently evaluating the amendments of ASU 2014-08; however, these amendments are expected to impact the determination of which future property disposals qualify as discontinued operations, as well as requiring additional disclosures about discontinued operations.

3.	Real Estate Investment Properties, net

As of March 31, 2014 and December 31, 2013, real estate investment properties consisted of the following:

	March 31, 2014	December 31, 2013

Land and land improvements	$19,298,115	$19,303,766
Building and improvements	69,301,306	69,318,349
Tenant improvements	4,918,600	4,918,600
Equipment	14,202	14,202
Less: accumulated depreciation	(5,871,715)	(5,170,162)

	$87,660,508	$88,384,755

There have been no material changes in the gross carrying value of the Company’s real estate investment properties since December 31, 2013, other than differences attributable to movements in foreign currency exchange rates across periods. Depreciation expense on the Company’s real estate investment properties was approximately $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

4.	Operating Leases

During the three months ended March 31, 2014, the Company executed a lease amendment with the tenant at its Jacksonville Distribution Center, which included, among other items, an extension of the lease term from February 28, 2018 to November 30, 2024, with two five-year renewal options. As incentive for entering into the extended lease term, the tenant was granted four months of free rent in 2014, and an additional nine months of free rent at the end of the lease term in 2024. As a result of the lease amendment, the Company’s overall weighted average lease term increased from 4.8 years to 6.4 years as of March 31, 2014, based on annualized base rents as of December 31, 2013.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

4.	Operating Leases (continued)

The following is a schedule of future minimum lease payments to be received for the remainder of 2014, each of the next four years and thereafter, in the aggregate, under non-cancellable operating leases, based on an exchange rate of $1.38 per Euro for the Company’s foreign properties, as of March 31, 2014:

2014	$8,861,626
2015	12,676,025
2016	12,331,441
2017	11,878,564
2018	10,636,204
Thereafter	24,602,277

$80,986,137

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles, and base rent attributable to any renewal options exercised by the tenants in the future.

5.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
In place leases	$26,355,736	$26,358,265
Above-market leases	2,031,100	2,024,899

Gross carrying amount	28,386,836	28,383,164
Accumulated amortization	(9,043,591)	(7,938,355)

Net book value	$19,343,245	$20,444,809

There have been no material changes in the gross carrying value of the Company’s lease intangibles since December 31, 2013, other than differences attributable to movements in foreign currency exchange rates across periods. Amortization expense on the Company’s intangible assets was approximately $1.1 million for the three months ended March 31, 2014 and 2013, respectively, of which approximately $0.1 million was treated as a reduction of rental revenue and $1.0 million was included in depreciation and amortization expense for each period.

6.	Related Party Arrangements

In March 2012, the Company’s board of directors approved an expense support and conditional reimbursement agreement with its Advisor (the “Original Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and asset management fees to the Advisor and its affiliates were deferred and subordinated until certain performance metrics are met.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

6.	Related Party Arrangements (continued)

In March 2014, the Company entered into the Amended and Restated Expense Support Agreement with its Advisor. Pursuant to the Amended and Restated Expense Support Agreement, effective January 1, 2014, the Advisor agreed to accept Restricted Stock in lieu of cash in payment for up to the full amount of asset management fees and operating-related personnel expenses owed by the Company to the Advisor under the advisory agreement for services rendered after December 31, 2013. The amount of such expense support will be equal to the positive excess, if any, of (i) aggregate stockholder cash distributions declared in the applicable quarter, over (ii) the Company’s aggregate modified funds from operations (as defined and revised in the Amended and Restated Expense Support Agreement) for such quarter, determined each calendar quarter on a non-cumulative basis (the “Expense Support Amount”). The number of shares of Restricted Stock to be issued to the Advisor in a given quarter will be determined by dividing (x) the Expense Support Amount for the applicable quarter, by (y) the most recent public offering price per share of the Company’s common stock, unless and until such time as the Company determines an estimated net asset value (“NAV”) per share of its common stock, at which time the most recent NAV per share shall be used.

Generally, Restricted Stock will vest immediately prior to or upon the occurrence of a listing of the Company’s common stock, a merger, a sale of all or substantially all of the Company’s assets, or another liquidity or exit event, as described in the Amended and Restated Expense Support Agreement (an “Exit Event”). In order for the Restricted Stock to vest upon the occurrence of an Exit Event, however, the consideration or other value attributable to the Company’s common stock as a result of the Exit Event, plus total distributions received by the Company’s stockholders since inception, excluding distributions received by the Advisor, must exceed, and only to the extent that it exceeds, an amount equal to 100% of the stockholder’s invested capital, excluding the Advisor’s invested capital, plus a cumulative 6% priority return on investment (the “Vesting Threshold”).

The Restricted Stock will also vest immediately in the event the advisory agreement is terminated without cause by the Company before the occurrence of an Exit Event, provided that the most recent NAV, plus total distributions received by stockholders, other than the Advisor, prior to such termination of the advisory agreement exceeds, and only to the extent that it exceeds, the Vesting Threshold. Restricted Stock shall be immediately and permanently forfeited under various circumstances, including certain circumstances relating to a termination of the advisory agreement. The Amended and Restated Expense Support Agreement is effective beginning January 1, 2014 and continues until terminated by the Advisor in writing with 120 days’ notice.

For the three months ended March 31, 2014, approximately $0.3 million in asset management fees and $0.1 million in operating-related personnel expenses were forgone as payable in cash in accordance with the terms of the Amended and Restated Expense Support Agreement. In accordance therewith, the Company determined that approximately 0.04 million shares of Restricted Stock related to the three months ended March 31, 2014 were issuable to the Advisor and will be issued by May 15, 2014. Since the vesting conditions were not met during the three months ended March 31, 2014, no fair value was assigned to the Restricted Stock accepted by the Advisor in exchange for providing asset management fees and operating-related personnel expenses. As a result, for accounting purposes, asset management fees and operating expenses were reduced by $0.3 million and $0.1 million respectively, as a result of the expense support provided under the Amended and Restated Expense Support Agreement. As of March 31, 2014, no Restricted Stock had been issued.

For the three months ended March 31, 2013, approximately $0.3 million in asset management fees and approximately $0.2 million in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Original Expense Support Agreement. The conditional reimbursement

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

6.	Related Party Arrangements (continued)

provisions of the Original Expense Support Agreement survived under the terms of the Amended and Restated Expense Support Agreement, and the Company continues to be obligated to repay amounts previously deferred as of December 31, 2013 of up to $2.8 million, contingent on the subordination conditions of certain performance metrics being met within three years of the applicable deferrals. The Company will record such amounts as operating expenses in future periods to the extent, if any, it determines that these amounts are probable of being reimbursed to the Advisor. As of March 31, 2014, the Company determined it was not probable that the performance hurdles would be achieved within the applicable reimbursement period due to the cumulative nature of such metrics; therefore, the Company has not recognized any expense for the amounts deferred.

The Company incurred the following fees to the managing dealer, an affiliate of the Company’s Advisor, in connection with its Offering during the three months ended March 31, 2014 and 2013:

	2014	2013

Selling commissions (1)	$—	$827,746
Marketing support fees (1)	—	354,749

	$—	$1,182,495

The Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties during the three months ended March 31, 2014 and 2013:

	2014	2013
Reimbursable expenses:
Offering costs (1)	$—	$618,463
Operating expenses (2) (3)	37,268	251,103
Acquisition fees and expenses	—	154

	37,268	869,720
Asset management fees (3)	—	301,529
Property management fees (4)	91,790	106,930
Expense support adjustment (5)	—	(523,943)

	$129,058	$754,236

FOOTNOTES:

(1)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(2)	Amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(3)	For the three months ended March 31, 2014, the Company incurred $0.3 million in asset management fees and $0.1 million in operating-related personnel expenses for which the Advisor has agreed to receive Restricted Stock in lieu of cash pursuant to the terms of the Amended and Restated Expense Support Agreement, described above. Since the vesting conditions had not been met during the three months ended March 31, 2014, no fair value was assigned to the Restricted Stock payable to the Advisor for the quarterly period, and as a result, for accounting purposes, asset management fees and operating expenses were reduced by $0.3 million and $0.1 million respectively.
(4)	Includes amounts paid directly by subsidiaries of the Company to a sub-advisor of the Advisor for the three months ended March 31, 2013. Prior to its acquisition by BlackRock, Inc., (NYSE:BLK), the sub-advisor was indirectly affiliated with one of the Company’s former directors.
(5)	See description of the Amended and Restated Expense Support Agreement below.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

6.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	March 31, 2014	December 31, 2013
Due to the Property Manager:
Property management fees	$63,420	$62,748

	63,420	62,748

Due to the Advisor and its affiliates:
Reimbursable operating expenses	187,315	191,504

	187,315	191,504

	$250,735	$254,252

7.	Indebtedness

The net carrying value and the estimated fair values of mortgages and other notes payable was approximately $72.1 million and $72.7 million as of March 31, 2014, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.

8.	Stockholders’ Equity

During the three months ended March 31, 2014 and 2013, cash distributions totaling approximately $1.3 million and $1.1 million, respectively, were declared payable to stockholders, including approximately $0.5 million and $0.4 million, declared but unpaid as of March 31, 2014 and 2013, respectively, which were paid in April 2014 and April 2013, respectively.

9.	Income Taxes

For the three months ended March 31, 2014 and 2013, the income tax expense associated with both state and international operations was $0.01 million each for a total of $0.02 million. The effective tax rate for the international properties was 15.8% for the three months ended March 31, 2014 and 2013.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

10.	Commitments and Contingencies

When the Company acquired assets in Germany during the second half of 2012, the Company’s property inspections identified several potential defects, and the Company’s purchase and sale agreement caused the seller to set aside funds in an escrow account until the potential defects could be resolved. In the Company’s efforts to seek resolution, the potential remedies at one of our properties could exceed the funds held in escrow by the seller. In addition, the work may interfere with retail operations in which case additional costs may be incurred. The Company is in the early stages of assessment and preliminary estimates suggest the repairs could approximate $0.3 million, most of which the Company believes to be recoverable from the amounts held by the seller in escrow, or from the seller directly.

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

See Note 6, “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with the Amended and Restated Expense Support Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in the Item 2 have the same meaning as in the accompanying condensed consolidated financial statements unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited amount of proceeds raised in the Company’s offering of its shares, including the limited number of investments made; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; consequences of our net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s inability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Quarterly Report and the Company’s other quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at www.incometrust.com.

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

Our Advisor and Property Manager

Our Advisor and Property Manager are each wholly owned by affiliates of our Sponsor, which is an affiliate of CNL, a leading private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager, including an affiliate of BlackRock, Inc. (NYSE: BLK), who provides services with respect to our assets located in Germany. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

Our Common Stock Offering

In April 2010, we commenced our Offering, the net proceeds of which were used primarily to fund our acquisitions of real estate. We commenced operations on October 8, 2010, when the minimum required offering proceeds were received and funds were released to us from escrow. On April 23, 2013, the Offering closed and, as of such date, we had received aggregate offering proceeds of approximately $83.7 million (8.4 million shares), including approximately $1.9 million (0.2 million shares) through our distribution reinvestment plan. Our board of directors had determined not to pursue an additional offering and to discontinue our distribution reinvestment plan; therefore, we do not anticipate receiving additional equity proceeds in the near term.

Our Real Estate Portfolio

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. As of March 31, 2014, we owned nine properties, located in Texas, Florida and Germany, with approximately 1.3 million square feet of leasable space. As of March 31, 2014, our portfolio was 99.8% leased with a weighted average remaining lease term of 6.4 years as of March 31, 2014, based on annualized base rents as of December 31, 2013. Generally, the leases for our properties are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. In addition, the tenants are generally responsible for the payment of some, and in two cases substantially all, of the operating expenses of the property. Each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to ten years).

Our tenants include Mercedes-Benz Financial Services USA, LLC, DynCorp International, LLC, Samsonite, LLC, and FedEx Ground Package System, Inc., as well as a number of popular value retailers in Germany. Our top three tenants represented approximately 78% of our revenue for the three months ended March 31, 2014 and we monitor their businesses through direct interaction, discussions with onsite property managers, subscription news services, and review of financial information. While our leases with each of these three tenants do not require them to provide us with financial results or maintain any specific operating metrics, site visits and direct dialogue with our tenants provide valuable insight into their businesses. Additionally, each of our top three tenants are affiliated with parent entities that publicly report interim or annual financial results. This allows us to assess financial performance and trends affecting the parent.

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

As described in Note 4, “Operating Leases,” during the three months ended March 31, 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024, and as an incentive for entering into the extended lease term, the tenant was granted four months of free rent in 2014, and an additional nine months of free rent at the end of the lease term in 2024. As a result of the lease amendment, our overall weighted average lease term increased from 4.8 years to 6.4 years as of March 31, 2014, based on annualized base rents as of December 31, 2013.

When we acquired assets in Germany during the second half of 2012, our property inspections identified several potential defects, and our purchase and sale agreement caused the seller to set aside funds in an escrow account until the potential defects could be resolved. In our efforts to seek resolution, the potential remedies at one of our properties could exceed the funds held in escrow by the seller. In addition, the work may interfere with retail operations in which case additional costs may be incurred. We are in the early stages of our assessment and preliminary estimates suggest the repairs could approximate $0.3 million, most of which we believe to be recoverable from the amounts held by the seller in escrow, or from the seller directly.

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

Expense Support from our Advisor

Pursuant to the advisory agreement with our Advisor, our Advisor is entitled to asset management fees and reimbursement of certain personnel-related expenses it incurs on our behalf. For the period April 1, 2012 through December 31, 2013, our Advisor agreed to defer and subordinate receipt of such fees and reimbursements to us meeting certain distribution coverage metrics pursuant to the Original Expense Support Agreement. Effective January 1, 2014, our Advisor has agreed to accept forfeitable Restricted Stock, in lieu of cash, as payment for such fees and reimbursements if certain distribution coverage metrics are not met subject to the Amended and Restated Expense Support Agreement. As a result, our cash from operations has been, and is expected to continue to be positively impacted by expense support provided by our Advisor until such time as the Amended and Restated Expense Support Agreement is terminated by the Advisor. For additional information regarding expense support provided by the Advisor, see “Expense Support Agreements” further below.

Distributions

We continue to focus on providing stockholders with attractive and stable cash distributions. Although management believes that the lease amendment entered into for the Jacksonville Distribution Center will increase the value of the property as the result of a longer term lease, cash from operations was negatively impacted during the three months ended March 31, 2014 and is expected to continue to be negatively impacted through the first half of 2014 due to a period of free rent that was negotiated by the tenant. With the completion of our acquisition phase and the Amended and Restated Expense Support Agreement in place, cash from operations and funds from operations (“FFO”), as described in “Funds from Operations and Modified Funds from Operations” further below, are currently expected to fund substantially all of our distributions at the current rate during the second half of 2014. Our Advisor could determine to terminate the Amended and Restated Expense Support Agreement upon 120 days’ notice to us, and we may have a number of other unforeseen circumstances that could cause us to have less cash available for distributions. As a result of the expected reduction in cash from operations for the first half of 2014, we currently expect that we will fund a portion of our distributions in the near term with uninvested Offering proceeds. In addition, should we not have sufficient cash available from operations for distributions beyond the first half of 2014, we may continue to use uninvested Offering proceeds to fund any such shortfalls and/or have to amend our current distribution policy.

In April 2013, our board of directors determined it was in our best interest to terminate our distribution reinvestment plan; therefore, all distributions paid, commencing in May 2013, are paid in cash to stockholders. Prior to May 2013, approximately one-third of our monthly distributions were being reinvested in additional shares of common stock by participants of our distribution reinvestment plan. The termination of this plan resulted in more net cash being required to fund distributions on a monthly basis.

Exit Strategy

Although our board of directors is not required to review or recommend a liquidity event by any certain date, with the completion of our Offering, our Advisor has begun to explore possible strategic alternatives and our board has formed a special committee (the “Special Committee”). In connection therewith, in August 2013, the Special Committee engaged SunTrust Robinson Humphrey, Inc. (“STRH”) as its financial advisor. Under the terms of the engagement, STRH will provide various financial advisory services, as requested by the Special Committee and as customary for an engagement in connection with exploring strategic alternatives. In connection with the engagement, we have agreed to pay STRH certain customary fees, including fees upon the consummation of a liquidity event.

In addition, in February 2014, we engaged Jones Lang LaSalle GmbH (“JLL”) to begin the process of gathering preliminary market data related to our German portfolio, identifying potential investors, and soliciting initial indications of interest in the portfolio to identify potential strategic alternatives for our German assets. This is in conjunction with the work performed by STRH.

Although the Special Committee has engaged STRH to help us evaluate our strategic alternatives, we are not obligated to enter into any particular transaction. In addition, the timing of when we may pursue a potential liquidity event is subject to various items beyond the control of our Advisor or our board of directors, including real estate and market conditions, in general. Therefore, although we have begun the process of exploring strategic alternatives, there is no specific date by which we must have a liquidity event and there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, that we will be able to meet our investment objectives or provide a return to stockholders that equals or exceeds the price per share paid for shares of our common stock. Possible strategic alternatives for liquidity may include the sale of either our Company or our assets, potential merger opportunities, the listing of our common shares on a national securities exchange or a combination of various alternatives. In addition, we may determine to sell one or more of our properties if our board of directors determined it to be in the best interests of our stockholders. Any liquidity event is at the discretion of the board of directors, and would be subject to our governing documents, which require certain transactions be presented to our stockholders for approval and would require approval of a majority of the shares of our common stock outstanding and entitled to vote.

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

Equity and Debt Capital

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains); therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. As our Offering closed in April 2013, we will have limited capital to make acquisitions in the near term. As described above, our board of directors may consider strategic alternatives for providing liquidity to investors, some of which could provide liquidity to us such as listing our shares on a national exchange and/or accessing equity capital markets; however, there is no guarantee we will do so.

Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit aggregate borrowings of up to approximately 75% of the aggregate value of our assets, our intent is to target our aggregate borrowings to between 50% and 60% of the aggregate value of our assets. As of March 31, 2014, we had an aggregate debt leverage ratio of 59.6% of the aggregate net book value of our assets; therefore, we do not currently expect to seek additional borrowings. However, if needed, our articles of incorporation and the borrowing policy adopted by our board of directors permit borrowings up to the levels described above, and in certain circumstances, in excess of these levels if approved by the board of directors.

We may seek to refinance our properties, but in doing so may face difficulties if the remaining term of our applicable tenant’s lease obligations is less than five years. For example, the senior loans entered into at the time of our purchase on two of our properties each have an expected maturity in 2016. While each such senior loan contains a provision through which the loan can be extended for approximately two years, the extension triggers a substantial increase in the interest rate. Therefore, unless a strategic exit event happens earlier, we expect to refinance the debt prior to its initial maturity. The terms of any refinancing could be less favorable than the current terms if the properties’ tenants have not exercised their options to extend, or we have not otherwise negotiated an extension of, the leases.

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

Cash from Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties, which in general is rental income and tenant reimbursements less the property operating expenses and property management fees (“NOI”). Due to the nature of our leases, the tenants are responsible for a portion, or in two cases, substantially all, of the property operating expenses; therefore, increases in property expenses are generally reimbursed by the tenants. In addition, based on annualized base rents as of December 31, 2013, our portfolio had a weighted average remaining lease term of 6.4 years as of March 31, 2014, with approximately 89.1% of our rental revenues scheduled to expire in 2018 or later. Based on this, we do not expect lease turnover or any increase in property expenses to have a significant impact on our cash flow from operations in the near term. However, we are vulnerable to tenant and geographic concentrations, whereby a default or non-renewal by one of our significant tenants or economic downturns in certain geographic regions would have a negative impact on our results of operations and cash flow from operations.

In general, we expect the operating cash flows from our properties to increase over time as scheduled rent increases become due on certain properties. However, as we seek lease extensions with certain tenants, we may determine to adjust scheduled rent increases and/or offer “free rent” periods to tenants on one or more of our leases. See Note 4, “Operating Leases” in the accompanying condensed consolidated financial statements for information regarding a lease amendment for the Jacksonville Distribution Center entered into in February 2014.

We experienced a positive cash flow from operating activities for the three months ended March 31, 2014 and 2013 of approximately $0.1 million and $0.2 million, respectively. The reduction in cash flows from operating activities between the periods presented was primarily the result of:

•	a decrease of approximately $0.4 million, which is primarily reflective of approximately $0.6 million of free rent offered in connection with the lease extension at the Jacksonville Distribution Center offset by approximately $0.2 million related to scheduled rent increases that occurred subsequent to March 31, 2013 on our other leases;

•	a reduction in cash used as a result of changes in operating assets and liabilities, which during the three months ended March 31, 2014 resulted in the use of approximately $0.6 million in cash as compared to net cash used of approximately $0.8 million during the three months ended March 31, 2013, offset by:

•	an increase in cash of approximately $0.1 million due to a decline in interest expense payments as a result of repaying our $4.0 million Mezzanine loan and our $0.8 million credit facility during the quarter ended March 31, 2013.

During each of the three months ended March 31, 2014 and 2013, our cash from operations was positively impacted by expense support provided by our Advisor, as described in “Results of Operations – General and Administrative Expenses, Asset Management Fees and Expense Support.”

Foreign Operations

Approximately 24.7% of our aggregate net real estate assets as of March 31, 2014 and 18.7% of our total revenues for the three months ended March 31, 2014 related to properties in Germany. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall foreign currency exposure to the equity that we have invested and the equity portion of our cash flow. However, because we have not obtained a cash flow hedge, we are vulnerable to changes in exchange rates. During the three months ended March 31, 2014 and 2013, we experienced a negative impact of approximately $0.02 million and $0.03 million, respectively, relating to unrealized foreign currency translation adjustments. However, future movements in the exchange rate of Euros to U.S. dollars could materially impact our financial results and we may sell our assets in Germany at a time when the exchange rates are less favorable to us.

Generally, excess cash held in foreign subsidiaries is available for our use to fund domestic operations.

Working Capital

As of March 31, 2014, we had $9.4 million in cash and cash equivalents, primarily from unused net proceeds from our Offering. We are currently contemplating investments in select capital improvements in connection with improving our properties or extending existing lease terms. We may also incur customary leasing commissions with any lease extensions, which we would fund from our cash reserves. We intend to retain reserves for future working capital and other needs. Due to the fact that our Offering has closed and we do not have other readily available sources of capital at this time, we expect to maintain a higher level of working capital in the near term.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. During the three months ended March 31, 2014 and prior to the second quarter of 2013, we had insufficient cash flows from operating activities or funds from operations to fund a significant portion of our distributions; therefore, such amounts were substantially funded from proceeds of our Offering. Our board of directors has authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

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

As a result of the termination of our distributions reinvestment plan (“DRP”) on April 10, 2013, the amount of cash required to fund distributions is no longer offset by additional Offering proceeds from the issuance of DRP shares. Our objective is to maintain a reasonable level of cash reserves to provide for continued distributions at the current level in the event we have insufficient cash from operating activities, but there is no assurance that our cash reserves will be sufficient to maintain that level in the event of a tenant defaulting on their obligations and/or our Advisor terminating the Amended and Restated Expense Support Agreement. In the event that we do not generate sufficient cash from operations, regardless of the amount of reserves we may have, we may have to revise our current distribution policy.

The following table presents total distributions declared and issued, including distributions reinvested in additional shares through our DRP, net cash provided by operating activities and FFO for the three months ended March 31, 2014 and 2013:

			Distributions Paid (1)
	Distributions Declared Daily Per Share	Total Cash Distributions Declared (2)	Cash	Reinvested via DRP	Net Cash Provided by Operating Activities (3)	FFO (4)
2014 Quarter
First	$0.0017808	$1,323,429	$1,323,429	$—	$82,503	$1,146,472

2013 Quarter
First	$0.0017808	$1,125,577	$735,545	$390,032	$227,064	$1,015,923

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our DRP, including amounts paid and shares issued subsequent to the period reported.
(2)	Our net loss was approximately $0.6 million and $0.7 million and cash distributions declared were approximately $1.3 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, approximately 94% and 80%, respectively, of distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds), as calculated on a quarterly basis, and 6% and 20%, respectively, were considered to be funded with cash provided by operations for GAAP purposes. Because we funded certain amounts from Offering proceeds that were deductions in calculating GAAP net cash from operating activities, such as acquisition fees and expenses, we have calculated the amount of Offering proceeds used to fund distributions after taking these items into account in the presentation of the use of proceeds from our Offering in Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
(3)	Net cash provided by operating activities agrees with the condensed consolidated statements of cash flows in our condensed consolidated financial statements. Such amount generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in the applicable period. Further, net cash provided by operating activities for GAAP purposes for the three months ended March 31, 2013, includes deductions for acquisition fees and expenses in excess of $0.03 million included in net loss but are non-recurring and we consider to be funded from Offering proceeds. In addition to net cash provided by operating activities, the board of directors considers other factors in determining distributions including expected and actual funds from operations and modified funds from operations, as well as other factors.
(4)	See reconciliation of funds from operations in “Funds from Operations and Modified Funds from Operations” below.

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

Common Stock Redemptions

As a result of the termination of our DRP and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013. We are no longer accepting redemption requests.

During the three months ended March 31, 2013, we received requests for the redemption of an aggregate of 123,667 shares of common stock. We approved all such requests and, in accordance with the terms of our stock redemption plan, paid an average of $9.33 per share, for a total of $1.2 million, including $0.8 million which was paid in April 2013.

Expense Support Agreements

As described in Note 6, “Related Party Arrangements,” in March 2012, our board of directors approved the Original Expense Support Agreement with our Advisor whereby, effective April 1, 2012 through December 31, 2013, reimbursement of operating-related personnel expenses and asset management fees to our Advisor and its affiliates were deferred and subordinated until such time as defined in the Original Expense Support Agreement. In March 2014, we entered into the Amended and Restated Expense Support Agreement with our Advisor whereby, our Advisor shall provide us expense support through forgoing the payment of fees in cash and acceptance of restricted stock for services rendered and specified expenses incurred in an amount as defined in the Amended and Restated Expense Support Agreement. The Amended and Restated Expense Support Agreement is effective beginning January 1, 2014 and continues until terminated by the Advisor in writing with 120 days’ notice.

During the three months ended March 31, 2014, approximately $0.3 million in asset management fees and $0.1 million in operating-related personnel expenses were forgone as payable in cash in accordance with the terms of the Amended and Restated Expense Support Agreement. In accordance therewith, we determined that approximately 0.04 million shares of Restricted Stock related to three months ended March 31, 2014 were issuable to the Advisor, which shares will be issued by May 15, 2014.

The asset management fees and reimbursements of personnel-related operating expenses of $2.8 million that were deferred through December 31, 2013 under the Original Expense Support Agreement remain subject to reimbursement under the Amended and Restated Expense Support Agreement if we achieve certain performance hurdles within three years of the applicable deferrals (incrementally from June 2015 through December 2016). As of March 31, 2014, we did not believe it was probable that the performance hurdles would be achieved within the prescribed reimbursement period due to the cumulative nature of such metrics; therefore, we have not recognized any expense for the amounts previously deferred and no such amounts are currently payable. We expect the expense support provided by our Advisor will continue to have a positive impact on our cash from operations. However, in the event that the Advisor determines to terminate the Amended and Restated Expense Support Agreement, our results from operations, cash from operations and FFO would be negatively impacted.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our properties, other than those described above, risk factors identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

During the three months ended March 31, 2014 and 2013, we owned nine real estate investment properties and our portfolio was 99.8% leased under operating leases.

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Revenues. Rental revenue and tenant reimbursements were approximately $3.0 million and $0.4 million, respectively, for the three months ended March 31, 2014, as compared to approximately $3.1 million and $0.4 million, respectively, for the three months ended March 31, 2013. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred.

Revenues decreased during the three months ended March 31, 2014 primarily as a result of the recent amendment of the lease for our Jacksonville Distribution Center described in Note 4, “Operating Leases” in the accompanying condensed consolidated financial statements. Although the amendment to the lease of the Jacksonville Distribution Center was entered into in connection with extending the lease term to increase the potential value of the property, the amendment resulted in lower straight-lined rent recognized over the term of the lease for GAAP purposes.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2014 were approximately $0.8 million, as compared to approximately $0.7 million for the three months ended March 31, 2013. These expenses include property taxes, utilities and other costs that we are responsible for paying to operate our properties, some of which are reimbursable by the tenants with reimbursed amounts included in revenues.

In general, as property operating expenses increase, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. During the three months ended March 31, 2014 we incurred higher property operating expenses on the German properties. Two of our properties are triple-net leased whereby the tenants are responsible for procuring and paying third parties directly for property operating expenses, including real estate taxes, insurance, utilities and other property operating expenses. Property operating expenses incurred and paid directly to third parties by these tenants are not included in our property operating expenses due to these amounts being the obligations of our tenants. In the event these tenants fail to meet their obligations to pay these expenses, we would be responsible for certain of these expenses such as, real estate taxes of approximately $0.6 million per year. Accordingly, in such event, property operating expenses would increase.

General and Administrative Expenses. General and administrative expenses are comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. During the three months ended March 31, 2014, general and administrative expenses totaled $0.5 million; however, approximately $0.1 million of such amounts are to be paid in Restricted Stock in accordance with the Amended and Restated Expense Support Agreement, described above. As described in Note 6, “Related Party Arrangements,” the Restricted Stock was valued at zero during the three months ended March 31, 2014, and as such, only the net amount of approximately $0.4 million was recognized as general and administrative expenses for accounting purposes.

We incurred approximately $0.5 million in general and administrative expenses during the three months ended March 31, 2013. Under the Original Expense Support Agreement, approximately $0.2 million were deferred and subordinated to certain performance metrics. These charges were included in general and administrative expenses and the deferral of such amounts was included in the expense support credit in the accompanying statement of operations. See “Expense Support” below.

Although we expect total general and administrative expenses for our properties will remain consistent in 2014, we currently anticipate that all or a significant portion of operating-related personnel expenses will be foregone and paid in the form of Restricted Stock in accordance with the terms of the Amended and Restated Expense Support Agreement; thereby, resulting in a reduction in general and administrative expenses. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement.

Asset Management Fees. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management. During the three months ended March 31, 2014, asset management fees totaled $0.3 million; however, all of the asset management fees are to be paid in Restricted Stock in accordance with the Amended and Restated Expense Support Agreement, described above. As described in Note 6, “Related Party Arrangements,” the Restricted Stock was valued at zero during the three months ended March 31, 2014, and as such, no asset management fee expense was recognized for accounting purposes.

We incurred approximately $0.3 million in asset management fees payable to our Advisor during the three months ended March 31, 2013. Under the Original Expense Support Agreement, all of the asset management fees for the period April 1, 2012 through December 31, 2013, were deferred and subordinated to certain performance metrics. These charges were included in asset management fee expense and the deferral of such amounts was included in the expense support credit in the accompanying statement of operations. See “Expense Support” below.

We currently anticipate all or a significant portion of asset management fees for the remainder of 2014 will be paid in the form of Restricted Stock in accordance with the terms of the Amended and Restated Expense Support Agreement; thereby resulting in a reduction in asset management fees expense. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement.

Property Management Fees. We incurred approximately $0.1 million in property management fees payable to our Property Manager and sub-property managers during each of the three months ended March 31, 2014 and 2013, for services in managing our property operations. Property management fees generally range from 1.5% to 4.5% of property revenues.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2014 and 2013 was approximately $1.7 million and $1.8 million, respectively.

Expense Support. For the three months ended March 31, 2013, approximately $0.3 million and $0.2 million, respectively, in asset management fees and operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Original Expense Support Agreement. We will record such amounts as operating expenses in future periods to the extent, if any, we determine these amounts are probable of being reimbursed to our Advisor.

Assuming our Advisor does not terminate the Amended and Restated Expense Support Agreement, we expect the net impact to net income (loss) in 2014 from the Advisor providing expense support to not be materially different than expense support in 2013.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the three months ended March 31, 2014 and 2013 was approximately $1.0 million and $1.2 million, respectively. The decrease was primarily the result of (i) repaying our $4.0 million mezzanine loan relating to one of our properties, which bore interest at a rate of 11% per annum, in March 2013, and (ii) repaying our credit facility balance of $0.8 million in January 2013.

Income Taxes. During each of the three months ended March 31, 2014 and 2013, we recognized tax expense of approximately $0.02 million, relating to our properties in Texas and Germany.

FUNDS FROM OPERATIONS AND MODIFIED FUNDS FROM OPERATIONS

Due to certain unique operating characteristics of real estate companies discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the three months ended March 31, 2014 and 2013, our MFFO is FFO, excluding acquisition fees and expenses, straight-line rent adjustments, the amortization of above- and below-market leases, realized gains or losses from the early extinguishment of debt and adjustments related to contingent purchase price consideration, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31:

	2014	2013

Net loss	$(575,502)	$(747,293)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	1,721,974	1,763,216

FFO	1,146,472	1,015,923
Acquisition fees and expenses (1)	—	33,693
Amortization of above- and below-market lease intangible assets (2)	76,987	72,258
Straight-line rent adjustments (3)	(596,881)	(202,262)
Realized loss on early extinguishment of debt (4)	—	99,134

MFFO	$626,578	$1,018,746

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	7,021,861

Net loss per share (basic and diluted)	$(0.07)	$(0.11)

FFO per share (basic and diluted)	$0.14	$0.14

MFFO per share (basic and diluted)	$0.08	$0.15

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(3)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-recurring, non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 6, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2013 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

For the three months ended March 31, 2014, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2013. See our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our contractual obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our Critical Accounting Policies and Estimates.

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

The following is a schedule as of March 31, 2014, of our fixed rate debt maturities for the remainder of 2014 and each of the next four years, and thereafter (principal maturities only):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value¹
Fixed rate debt	$1,029,434	$1,452,414	$30,882,372	$939,298	$1,332,704	$36,480,154	$72,116,376	$72,738,000

Total debt	$1,029,434	$1,452,414	$30,882,372	$939,298	$1,332,704	$36,480,154	$72,116,376	$72,738,000

	2014	2015	2016	2017	2018	Thereafter	Total
Weighted average fixed interest rates of maturities	5.77%	5.77%	5.54%	5.79%	5.09%	4.90%	5.22%

FOOTNOTE:

(1)	The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

We are exposed to risk from the effects of exchange rate movements, which may affect future costs and cash flows, as the result of investing outside of the U.S as our operations involve transactions denominated in Euro. Our results of operations and cash flows from operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the equity that we have invested and the equity portion of our cash flow. During the three months ended March 31, 2014, approximately 18.7% of our revenues were denominated in Euros and derived from properties located in Europe.

The results of a hypothetical 10% fluctuation in the average Euro to U.S. dollar exchange rate would have resulted in an increase or decrease in rental income from operating leases of approximately $0.06 million for the three months ended March 31, 2014. Our sensitivity analysis of the effects of changes in the Euro to U.S. dollar exchange rate does not factor in a potential change in annualized base rents and excludes tenant reimbursement income, as well as, property operating expenses, depreciation and amortization, and interest expense.

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

There were no material changes in the Company’s risk factors disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Secondary Sales of Registered Shares between Investors

For the three months ended March 31, 2014, we are aware of transfers of 1,380 shares by investors. The shares were transferred at a sales price of $6.50 per share. We are not aware of any transfers of shares by investors for the year ended December 31, 2013 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us.

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC, and the Offering commenced and closed on April 23, 2013.

We have used the net proceeds of our Offering primarily to invest in a portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering and borrowings were as follows as of March 31, 2014:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	8,397,467

Aggregate offering price of amount sold	$83,748,071
Offering expenses(3)	(12,265,815)	$(8,016,528)	$(4,249,287)

Net offering proceeds to the issuer after deducting Offering expenses	71,482,256
Proceeds from borrowings, net of loan costs	54,022,299

Total net offering proceeds and borrowings	125,504,555
Purchases of and additions to real estate assets	(93,733,937)		(93,733,937)
Payment of acquisition fees and expenses (4)	(4,867,082)	(2,226,784)	(2,640,298)
Distributions to stockholders (4) (5)	(6,074,359)	(50,337)	(6,024,022)
Principal payments of debt (5)	(9,037,308)		(9,037,308)
Payment of operating expenses (4) (5)	(846,794)	(608,528)	(238,266)
Redemptions of shares	(1,529,670)		(1,529,670)

Unused Offering proceeds	$9,415,405

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)	For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which was paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by our Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) that were paid by our Advisor and for which we are not obligated to repay, or amounts deferred under the expense support agreements as described in “Related Party Arrangements” in the accompanying consolidated financial statements in Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(4)	We funded acquisition fees and expenses, including investment services fees, from net proceeds of our Offering. However, for GAAP purposes, such amounts are treated as an expense in calculating our net income (loss) and as a deduction in calculating our net cash provided by (used in) operating activities. For GAAP purposes, we are required to report distributions in excess of net cash provided by operating activities as funded from other sources (i.e., Offering proceeds), regardless of whether amounts included in the calculation of net cash provided by operating activities were funded from other sources. Offering proceeds used to fund distributions to stockholders, as presented in the table above, represents amounts we consider used for such purposes, after taking into account items, such as acquisition fees and expenses, being paid from Offering proceeds.
(5)	We may pay distributions, debt service and/or operating expenses from the remaining amount of our net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of March 31, 2014.

Redemption of Shares and Issuer Purchases of Equity Securities

As a result of the termination of our distribution reinvestment plan and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013. Therefore, we did not redeem any shares of our common stock during the three months ended March 31, 2014.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2014.

GLOBAL INCOME TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Rosemary Q. Mills
ROSEMARY Q. MILLS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.