Form 10-Q
period 2014-09-30
Global Income Trust, Inc.
filed 2014-11-05
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock outstanding as of November 4, 2014 was 8,257,410.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1. Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS

Real estate investment properties, net	$64,890,721	$66,631,039
Assets held for sale	22,299,057	24,949,185
Lease intangibles, net	15,094,552	18,178,099
Cash and cash equivalents	7,195,462	10,282,179
Deferred rent	2,137,020	1,092,466
Restricted cash	1,861,266	1,877,461
Loan costs, net	522,749	647,468
Other assets	331,672	236,135

Total assets	$114,332,499	$123,894,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$56,471,137	$57,467,718
Liabilities held for sale	14,186,890	15,382,632
Unearned rent	705,831	823,343
Accounts payable and accrued expenses	617,364	573,440
Other liabilities	441,144	455,848
Real estate taxes payable	795,915	1,030,510
Due to related parties	148,518	222,676

Total liabilities	73,366,799	75,956,167

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 8,419,689 shares issued and 8,257,410 shares outstanding	82,575	82,575
Capital in excess of par value	70,070,012	70,070,012
Accumulated distributions	(13,587,267)	(9,572,863)
Accumulated deficit	(15,345,818)	(13,191,862)
Accumulated other comprehensive (loss) income	(253,802)	550,003

Total stockholders’ equity	40,965,700	47,937,865

Total liabilities and stockholders’ equity	$114,332,499	$123,894,032

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Revenues:
Rental income from operating leases	$2,393,158	$2,493,282	$7,212,850	$7,479,847
Tenant reimbursement income	381,913	310,335	1,089,190	993,370

Total revenues	2,775,071	2,803,617	8,302,040	8,473,217

Expenses:
Property operating expenses	746,914	651,448	2,156,089	2,025,865
General and administrative	340,628	312,494	957,386	1,241,121
Acquisition fees and expenses	—	—	—	2,970
Asset management fees	—	242,019	—	726,058
Property management fees	76,562	70,638	215,911	219,779
Depreciation and amortization	1,553,665	1,551,537	4,657,435	4,653,743

Total expenses	2,717,769	2,828,136	7,986,821	8,869,536

Expense support	—	(318,626)	—	(1,177,198)

Net expenses	2,717,769	2,509,510	7,986,821	7,692,338

Operating income	57,302	294,107	315,219	780,879

Other income (expense):
Interest and other income	6,023	15,345	18,614	15,145
Interest expense and loan cost amortization	(872,563)	(890,601)	(2,615,421)	(2,897,945)

Total other expense	(866,540)	(875,256)	(2,596,807)	(2,882,800)

Loss from continuing operations before income taxes	(809,238)	(581,149)	(2,281,588)	(2,101,921)

Income tax expense	(12,208)	(12,432)	(38,596)	(37,590)

Loss from continuing operations	(821,446)	(593,581)	(2,320,184)	(2,139,511)

Income from discontinued operations, net of tax	232,301	133,987	166,228	308,314

Net loss	$(589,145)	$(459,594)	$(2,153,956)	$(1,831,197)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.10)	$(0.07)	$(0.28)	$(0.27)
Discontinued operations	0.03	0.01	0.02	0.04

	$(0.07)	$(0.06)	$(0.26)	$(0.23)

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	8,257,410	8,257,410	7,821,222

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Quarter Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Net loss	$(589,145)	$(459,594)	$(2,153,956)	$(1,831,197)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(719,387)	387,816	(803,805)	246,366

Total other comprehensive income (loss)	(719,387)	387,816	(803,805)	246,366

Comprehensive loss	$(1,308,532)	$(71,778)	$(2,957,761)	$(1,584,831)

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months Ended September 30, 2014 (Unaudited) and the Year Ended December 31, 2013

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Distributions	Deficit	Income	Equity
Balance at December 31, 2012	6,406,380	$64,063	$54,438,509	$(4,417,093)	$(10,799,016)	$153,312	$39,439,775
Subscriptions received for common stock through public offering and distribution reinvestment plan	1,981,245	19,814	19,709,534	—	—	—	19,729,348
Redemptions of common stock	(130,215)	(1,302)	(1,218,273)	—	—	—	(1,219,575)
Stock issuance and offering costs	—	—	(2,859,758)	—	—	—	(2,859,758)
Net loss	—	—	—	—	(2,392,846)	—	(2,392,846)
Other comprehensive income	—	—	—	—	—	396,691	396,691
Distributions declared ($0.0017808 per share per day)	—	—	—	(5,155,770)	—	—	(5,155,770)

Balance at December 31, 2013	8,257,410	82,575	70,070,012	(9,572,863)	(13,191,862)	550,003	47,937,865
Net loss	—	—	—	—	(2,153,956)	—	(2,153,956)
Other comprehensive loss	—	—	—	—	—	(803,805)	(803,805)
Distributions declared ($0.0017808 per share per day)	—	—	—	(4,014,404)	—	—	(4,014,404)

Balance at September 30, 2014	8,257,410	$82,575	$70,070,012	$(13,587,267)	$(15,345,818)	$(253,802)	$40,965,700

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(2,153,956)	$(1,831,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,026,957	5,288,896
Amortization of above- and below-market lease intangibles	229,823	216,762
Amortization of loan costs	146,009	184,179
Loss on early extinguishment of debt	—	99,134
Straight-line rent adjustments	(1,057,976)	(552,663)
Deferred income taxes	315,416	—
Changes in operating assets and liabilities:
Other assets	(81,869)	113,022
Accounts payable and accrued expenses	77,869	(279,515)
Due to related parties	(74,158)	(614,025)
Unearned rent	(117,512)	204,972
Real estate taxes payable	(234,595)	276,888

Net cash provided by operating activities	2,076,008	3,106,453

Investing activities:
Capital expenditures	(66,690)	(14,202)
Changes in restricted cash	32,709	(154,357)

Net cash used in investing activities	(33,981)	(168,559)

Financing activities:
Subscriptions received for common stock through public offering and reinvestment plan	—	19,729,348
Repayments of mortgage notes payable	(996,581)	(4,912,237)
Repayments on credit facility	—	(820,000)
Payment of stock issuance and offering costs	—	(2,911,775)
Distributions to stockholders	(4,029,108)	(3,711,363)
Payment of loan costs	—	(240,963)
Redemptions of common stock	—	(1,266,272)

Net cash (used in) provided by financing activities	(5,025,689)	5,866,738

Effect of exchange rate fluctuation on cash	(103,055)	37,699

Net (decrease) increase in cash and cash equivalents	(3,086,717)	8,842,331

Cash and cash equivalents at beginning of period	10,282,179	2,037,120

Cash and cash equivalents at end of period	$7,195,462	$10,879,451

Supplemental disclosure of non-cash investing and financing transactions:
Amounts incurred but not paid:
Distributions declared	$441,144	$441,144

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

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

The Company completed its initial public offering (the “Offering”) on April 23, 2013 and has begun to explore strategic alternatives for providing liquidity to investors. Possible strategic alternatives for liquidity may include the sale of either the Company or some or all of its assets, a merger, or a combination of various alternatives.

As of September 30, 2014, the Company owned a portfolio of nine properties, consisting of four located in the United States and five located in Germany. As of September 30, 2014, the five properties located in Germany were held for sale.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity. See Note 5. “Assets and Liabilities Held for Sale” for additional information.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Assets and Liabilities Held For Sale – Assets and liabilities that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. The Company classifies assets and liabilities as held for sale once management has the authority to approve and commits to a plan to sell, the assets and liabilities are available for immediate sale, an active program to locate a buyer and the sale of the assets and liabilities are probable and transfer of the assets and liabilities are expected to occur within one year. Upon the determination of the assets and liabilities classified as held for sale or sold, the depreciation and amortization of the assets and liabilities will terminate. The related operations of assets and liabilities held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished both operationally and financially from the ongoing operations, if such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and if the Company will not have any significant continuing involvement subsequent to the sale.

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

NINE MONTHS ENDED SEPTEMBER 30, 2014

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

3.	Real Estate Investment Properties, net

As of September 30, 2014 and December 31, 2013, real estate investment properties consisted of the following:

	September 30, 2014	December 31, 2013

Land and land improvements	$13,754,350	$13,746,451
Building and improvements	52,557,179	52,557,179
Tenant improvements	4,918,600	4,918,600
Equipment	52,143	14,202
Less: accumulated depreciation	(6,391,551)	(4,605,393)

	$64,890,721	$66,631,039

Depreciation expense on the Company’s real estate investment properties was approximately $0.6 million and $1.8 million for each of the quarters and nine months ended September 30, 2014 and 2013, respectively.

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

The following is a schedule of future minimum lease payments to be received for the remainder of 2014, each of the next four years and thereafter, in the aggregate, under non-cancellable operating leases, as of September 30, 2014:

2014	$2,549,614
2015	10,232,777
2016	9,996,497
2017	9,985,713
2018	9,062,490
Thereafter	20,746,316

$62,573,407

The above future minimum lease payments exclude tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles, base rent attributable to any renewal options that may be exercised by the tenants in the future and base rent attributable to properties classified as held for sale.

5.	Assets and Liabilities Held for Sale

On June 30, 2014, in connection with the Company’s evaluation of potential strategic alternatives for the Company as a whole, the Company committed to a plan to sell its German portfolio. As such, the portfolio met the criteria under U.S. GAAP to classify its German assets as held for sale. In August 2014, the Company signed a non-binding letter of intent for a sale of 94.9% of the equity of the entities that hold the German properties therefore retaining a non-controlling 5.1% interest with limited protective rights. All assets and liabilities of these entities have been classified as assets held for sale and liabilities held for sale, respectively, on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 and all operating results relating to these properties have been treated as discontinued operations for all periods presented. The financial statements reflect reclassifications of rental income, property expenses, interest expense and other income and expenses from continuing operations to income from discontinued operations.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

5.	Assets and Liabilities Held for Sale (continued)

In connection with the determination to sell its entities that hold the German properties, the Company determined that the carrying values of its 94.9% interest in those entities were recoverable based on expected proceeds, less costs to sell.

As of September 30, 2014 and December 31, 2013, assets held for sale consisted of the following:

	September 30, 2014	December 31, 2013

Land and land improvements	$5,120,981	$5,557,315
Building and improvements	15,445,160	16,761,170
Less: accumulated depreciation	(718,441)	(564,769)

Operating real estate held for sale	19,847,700	21,753,716
Lease intangibles, net	1,925,468	2,266,710
Deferred rent	50,580	40,969
Restricted cash	190,309	206,822
Loan costs, net	149,631	184,117
Other assets	135,369	157,636
Deferred tax asset, net	—	339,215

Total assets held for sale	$22,299,057	$24,949,185

As of September 30, 2014 and December 31, 2013, liabilities held for sale consisted of the following:

	September 30, 2014	December 31, 2013

Mortgages notes payable	$13,805,993	$14,982,338
Unearned rent	—	11,411
Accounts payable and accrued expenses	374,638	357,307
Due to related party	6,259	31,576

Total liabilities held for sale	$14,186,890	$15,382,632

These balance sheet amounts have been converted from Euros to U.S. dollars at an exchange rate of $1.27 per Euro and $1.38 per Euro as of September 30, 2014 and December 31, 2013, respectively.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

5.	Assets and Liabilities Held for Sale (continued)

The following is a summary of the income from discontinued operations for the quarters and nine months ended September 30, 2014 and 2013:

	Quarter Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Revenues	$538,556	$661,681	$1,830,369	$1,896,782
Expenses	(168,976)	(239,267)	(553,925)	(744,574)
Depreciation and amortization	—	(212,949)	(369,522)	(635,153)
Expense support	—	59,510	—	178,529

Operating income	369,580	268,975	906,922	695,584

Interest expense	(116,498)	(125,241)	(368,751)	(370,585)

Income from discontinued operations before income tax expense	253,082	143,734	538,171	324,999

Income tax expense	(20,781)	(9,747)	(371,943)	(16,685)

Income from discontinued operations	$232,301	$133,987	$166,228	$308,314

These statements of operations amounts have been converted from Euros to U.S. dollars at the exchange rate of $1.36 per Euro and $1.32 per Euro as of September 30, 2014 and 2013, respectively.

6.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
In place leases	$23,869,700	$23,869,700
Above-market leases	1,634,300	1,634,300

Gross carrying amount	25,504,000	25,504,000
Accumulated amortization	(10,409,448)	(7,325,901)

Net book value	$15,094,552	$18,178,099

Amortization expense on the Company’s intangibles, net was approximately $1.0 million and $3.1 million for each of the quarters and nine months ended September 30, 2014 and 2013, respectively, of which $0.07 million and $0.2 million, respectively, were treated as a reduction of rental income from operating leases and approximately $1.0 million and $2.9 million, respectively, were included in depreciation and amortization.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

6.	Lease Intangibles (continued)

The estimated future amortization for the Company’s intangible assets, excluding amounts classified as held for sale, for the remainder of 2014, and each of the next four years, as of September 30, 2014 was as follows:

	In place leases	Above-market leases	Total
2014	$957,092	$70,757	$1,027,849
2015	3,828,369	283,026	4,111,395
2016	3,756,219	283,026	4,039,245
2017	3,695,169	283,026	3,978,195
2018	1,859,439	78,429	1,937,868

	$14,096,288	$998,264	$15,094,552

7.	Indebtedness

The net carrying value and the estimated fair values of mortgages and other notes payable was approximately $56.5 million and $57.0 million as of September 30, 2014, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. See Note 5 “Assets and Liabilities Held for Sale” for further information on mortgages and other notes payable held for sale.

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

NINE MONTHS ENDED SEPTEMBER 30, 2014

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

For the nine months ended September 30, 2014, approximately $0.9 million in asset management fees and $0.3 million in operating-related personnel expenses (of which $0.2 million and $0.1 million is included in discontinued operations, respectively) were forgone as payable in cash in accordance with the terms of the Amended and Restated Expense Support Agreement, including $0.3 million and $0.1 million, respectively, for the quarter ended September 30, 2014. In accordance therewith, the Company determined that approximately 0.12 million shares of Restricted Stock were issuable to the Advisor related to the nine months ended September 30, 2014, including 0.04 million shares related to the quarter ended September 30, 2014 to be issued by November 14, 2014. The number of restricted shares was determined using a share price of $10 based on the last offering. Since the vesting conditions were not met during the nine months ended September 30, 2014, no fair value was assigned to the Restricted Stock accepted by the Advisor in exchange for providing asset management fees and operating-related personnel expenses. As a result, for the nine months ended September 30, 2014, asset management fees and operating expenses were reduced by $0.9 million and $0.3 million, respectively, including $0.3 million and $0.1 million, respectively, for the quarter ended September 30, 2014, as a result of the expense support provided under the Amended and Restated Expense Support Agreement.

For the quarter and nine months ended September 30, 2014, the Company recorded approximately $8,000 and $15,000, respectively, in the form of cash distributions to the Advisor related to Restricted Stock it had received through such date. Such amounts were recognized as compensation expense and included in general and administrative expense in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 30, 2014.

For the quarter and nine months ended September 30, 2013, approximately $0.3 million and $0.9 million, respectively, in asset management fees and approximately $0.08 million and $0.5 million, respectively, in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Original Expense Support Agreement. The conditional reimbursement provisions of the Original Expense Support Agreement survived under the terms of the Amended and Restated Expense Support Agreement, and the Company continues to be obligated to repay amounts previously deferred as of December 31, 2013 of up to $2.8 million, contingent on the subordination conditions of certain performance metrics being met within three years of the applicable deferrals. The Company will record such amounts as operating expenses in future periods to the extent, if any, it determines that these amounts are probable of being reimbursed to the Advisor. As of September 30, 2014, the Company determined it was not probable that the performance hurdles would be achieved within the applicable reimbursement period due to the cumulative nature of such metrics; therefore, the Company has not recognized any expense for the amounts deferred.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

8.	Related Party Arrangements (continued)

During the quarter and nine months ended September 30, 2014 and 2013, the Company incurred the following fees and reimbursable expenses due to the managing dealer of the Company’s Offering, an affiliate of the Company’s Advisor, the Advisor, its affiliates and other related parties:

	Quarter Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Offering fees:
Selling commissions (1)	$—	$—	$—	$1,300,803
Marketing support fees (1)	—	—	—	571,295

	—	—	—	1,872,098

Reimbursable expenses:
Offering costs (1)	—	—	—	989,277
Operating and acquisition expenses (2)(3)	25,845	96,616	94,822	604,578

	25,845	96,616	94,822	1,593,855

Asset management fees (3)(4)	—	301,529	—	904,587
Property management fees (4)(5)	101,483	97,308	295,031	304,720
Expense support adjustment(6)	—	(378,136)	—	(1,355,727)

	$127,328	$117,317	$389,853	$3,319,533

FOOTNOTES:

(1)	Amounts are recorded as stock issuance and offering costs in the accompanying condensed consolidated statements of stockholders’ equity.
(2)	In general, amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(3)	For the quarter and nine months ended September 30, 2014, the Company incurred $0.3 million and $0.9 million, respectively, in asset management fees and $0.1 million and $0.3 million, respectively, in operating-related personnel expenses for which the Advisor agreed to receive Restricted Stock in lieu of cash pursuant to the terms of the Amended and Restated Expense Support Agreement. Since the vesting conditions were not met, no fair value was assigned to the Restricted Stock, and as a result, during the nine months ended September 30, 2014, asset management fees and operating expenses were reduced by $0.9 million and $0.3 million, respectively, including $0.3 million and $0.1 million, respectively, during the quarter ended September 30, 2014.
(4)	Asset management fees and property management fees, as well as the expense support adjustment related to the Company’s entities classified as held for sale, are included in income from discontinued operations for each period presented.
(5)	Includes amounts paid directly by subsidiaries of the Company to a sub-advisor of the Advisor for the quarter and nine months ended September 30, 2013. Prior to its acquisition by BlackRock, Inc., (NYSE:BLK), the sub-advisor was indirectly affiliated with one of the Company’s former directors.
(6)	See description of the Amended and Restated Expense Support Agreement above.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

8.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	September 30, 2014	December 31, 2013
Due to the Property Manager:
Property management fees	$39,016	$62,748

	39,016	62,748

Due to the Advisor and its affiliates:
Reimbursable operating expenses(1)	115,763	191,504

	115,763	191,504

	$154,779	$254,252

FOOTNOTES:

(1)	Amounts due to related parties of $0.01 million and $0.03 million for reimbursable costs and operating expenses are included in liabilities held for sale as of September 30, 2014 and December 31, 2013, respectively.

9.	Income Taxes

Income tax expense associated with state and international operations recognized during the periods presented were as follows:

	Quarter Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Income tax expense:
Continuing operations:
State tax expense	$12,208	$12,432	$38,596	$37,590

Discontinued operations:
International tax (benefit) expense	20,781	9,747	371,943	16,685

	$32,989	$22,179	$410,539	$54,275

The effective tax rate for the international properties was 4.6% and 226.1% for the quarter and nine months ended September 30, 2014 and 18.6%, for the quarter and nine months ended September 30, 2013. The variance in effective tax rate is significantly due to the change in valuation allowance.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

9.	Income Taxes (continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities, which are included in Assets and Liabilities Held for Sale in the accompanying condensed balance sheets, were as follows as of:

	September 30, 2014	December 31, 2013
Deferred tax assets relating to:
Fixed assets	$336,334	$350,824
Net operating loss carryforwards	102,656	51,161

Total deferred tax assets	438,990	401,985
Valuation allowance	(417,552)	(39,509)

Net deferred tax assets	21,438	362,476
Deferred tax liabilities relating to:
Accruals	21,438	23,261

Total deferred tax liabilities	21,438	23,261

Total deferred tax assets, net	$—	$339,215

As of September 30, 2014, the Company recorded a full valuation allowance against all net deferred tax assets. As of December 31, 2013, the Company had recorded deferred tax assets of approximately $0.3 million, of which approximately $0.05 million related to net operating losses generated in Luxembourg. The Company recorded a full valuation allowance against the net deferred tax asset in Luxembourg as it was deemed more likely than not that future taxable income would be insufficient to realize future tax benefits. The net operating losses in Luxembourg can be carried forward indefinitely.

In connection with the Company’s determination to sell its German portfolio, it recorded a full valuation allowance of $0.4 million against the net deferred tax assets attributable to the Luxembourg operations and the German properties as it was deemed more likely than not that Company would not be able to realize future tax benefits for these amounts.

The tax years 2010 through 2013 remain subject to examination by taxing authorities throughout the United States. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

10.	Commitments and Contingencies

When the Company acquired assets in Germany during the second half of 2012, the Company’s property inspections identified several potential defects, and the Company’s purchase and sale agreement caused the seller to set aside funds in an escrow account until the potential defects could be resolved. The Company is undergoing an assessment and preliminary estimates suggest the repairs could approximate $0.2 million, most of which the Company believes to be recoverable from the amounts held by the seller in escrow.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2014 and December 31, 2013, and for the quarters and nine months ended September 30, 2014 and 2013. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in the Item 2 have the same meaning as in the accompanying condensed consolidated financial statements unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2014 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited amount of proceeds raised in the Company’s offering of its shares, including the limited number of investments made and the Company’s tenant credit concentrations; risks of doing business internationally, including currency risks; risks associated with the Company’s limited capital resources, including the risk of the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; defaults on or non-renewal of leases by tenants; failure to re-lease properties on favorable terms or at all and competition for tenants; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand.

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

Closing of Our Common Stock Offering

On April 23, 2013, our Offering closed and, as of such date, we had received aggregate offering proceeds of approximately $83.7 million (8.4 million shares), including approximately $1.9 million (0.2 million shares) through our distribution reinvestment plan. Our board of directors determined not to pursue an additional offering and to discontinue our distribution reinvestment plan; therefore, we have not received additional equity proceeds since the closing of our Offering.

Our Real Estate Portfolio

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. As discussed further below in “Exit Strategy,” in connection with us exploring strategic alternatives for the Company, as of September 30, 2014, we classified our entities that hold the German properties as held for sale and the results of operations therefrom as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. As of September 30, 2014, we owned nine properties located in Texas, Florida and Germany, of which five properties in Germany were classified as held for sale. As of September 30, 2014, excluding properties held for sale, our portfolio was comprised of approximately 1.2 million square feet of leasable space and was 100% leased with a weighted average remaining lease term of 5.0 years based on annualized base rents as of September 30, 2014. Generally, the leases for our properties are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. Each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to ten years). In addition, the tenants are generally responsible for the payment of some, and in two cases substantially all, of the operating expenses of the property. In the event the property operating expenses exceed a cap, as defined in the tenant lease agreements, the excess expenses are not reimbursable.

Exclusive of properties held for sale, our tenants include Mercedes-Benz Financial Services USA, LLC, DynCorp International, LLC, Samsonite, LLC, and FedEx Ground Package System, Inc. Our top three tenants represented approximately 96% of our total revenues (excluding revenues included in the income from discontinued operations) for the nine months ended September 30, 2014 and we monitor their businesses through direct interaction, discussions with onsite property managers, subscription news services, and review of financial information. While our leases with each of these three tenants do not require them to provide us with financial results or maintain any specific operating metrics, site visits and direct dialogue with our tenants provide valuable insight into their businesses. Additionally, each of our top three tenants is affiliated with a parent entity that publicly reports interim or annual financial results. This allows us to assess financial performance and trends affecting the parent.

With the completion of our Offering and acquisition phase, we are focused on building stockholder value. In connection therewith, as described in Note 4. “Operating Leases” in the accompanying financial statements, in February, 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024. As an incentive for entering into the extended lease term, the tenant was granted four months of free rent in 2014, and an additional nine months of free rent at the end of the lease term in 2024. Although the lease amendment initially lowered our operating cash flow from this property, we believe the extended term increased the value of the property and resulted in our overall weighted average lease term increasing from 3.6 years to 5.0 years as of September 30, 2014, based on annualized base rents as of September 30, 2014. We continue to pursue value creation opportunities relating to our properties including, but not limited to, seeking lease extensions with other tenants in advance of renewal option periods.

Debt Financing

In connection with our acquisitions, we sought to strategically leverage our real properties and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Through subsidiaries of our operating partnership that were formed to make our investments, we generally have borrowed, on a non-recourse basis, amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on an investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company’s assets, outside of the assets of the borrower, or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries act as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation.

Expense Support from our Advisor

Pursuant to the advisory agreement with our Advisor, our Advisor is entitled to asset management fees and reimbursement of certain personnel-related expenses it incurs on our behalf. For the period April 1, 2012 through December 31, 2013, our Advisor agreed to defer and subordinate receipt of such fees and reimbursements to us meeting certain distribution coverage metrics pursuant to the Original Expense Support Agreement. Effective January 1, 2014, our Advisor agreed to accept forfeitable Restricted Stock, in lieu of cash, as payment for such fees and reimbursements if certain distribution coverage metrics are not met subject to the Amended and Restated Expense Support Agreement. As a result, our cash from operations has been, and is expected to continue to be positively impacted by expense support provided by our Advisor until such time as the Amended and Restated Expense Support Agreement is terminated by the Advisor. For additional information regarding expense support provided by the Advisor, see “Expense Support Agreements” further below.

Distributions

We continue to focus on providing stockholders with attractive and stable cash distributions. Although we believe the lease amendment entered into for the Jacksonville Distribution Center increases the value of the property as the result of a longer term lease, cash from operations was negatively impacted during the nine months ended September 30, 2014 due to a period of free rent from February to May of 2014 that was negotiated by the tenant.

With the completion of our acquisition phase and the Amended and Restated Expense Support Agreement in place, cash from operations and funds from operations (“FFO”), as described in “Funds from Operations and Modified Funds from Operations” further below, are currently expected to fund substantially all of our distributions at the current rate during the last quarter of 2014. However, our Advisor could determine to terminate the Amended and Restated Expense Support Agreement upon 120 days’ notice to us, and we may have a number of other unforeseen circumstances that could cause us to have less cash available for distributions. As a result of the reduction in cash from operations for the first half of 2014, we funded a portion of our distributions with uninvested Offering proceeds. In addition, if we do not have sufficient cash available from operations for distributions in future periods, we may continue to use uninvested Offering proceeds to fund any such shortfalls and/or may amend our current distribution policy.

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

In addition, in conjunction with the work performed by STRH, in February 2014, we engaged Jones Lang LaSalle GmbH (“JLL”) to begin the process of gathering preliminary market data related to our German portfolio, identifying potential investors, and soliciting initial indications of interest in the portfolio to identify potential strategic alternatives for our German assets. In June 2014, our Advisor and Special Committee of the board of directors committed to a plan to sell the German assets based on market feedback of potential buyers and ranges of prices for the German assets. In August 2014, we signed a non-binding letter of intent for a sale of 94.9% of the equity of the entities that hold the German properties, and intend to hold a non-controlling 5.1% interest with limited rights (i.e. no significant continuing involvement). We evaluated the entities for impairment and determined that the estimated sales proceeds, less costs to sell, exceeded the net carrying value of the portfolio at September 30, 2014. In connection therewith, as of September 30, 2014, we classified our entities that hold the German properties as held for sale and the results of operations therefrom as discontinued operations in the accompanying condensed financial statements for all periods presented.

We have not determined how we will use the proceeds of any such sale of our controlling interest in the entities that own the German portfolio, but expect to assess this in tandem with the continuing dialog among STRH, our Special Committee and management. Our options include a partial liquidating distribution or the reinvestment of such proceeds.

Although the Special Committee has engaged STRH to help us evaluate our strategic alternatives and we have committed to a plan to sell our entities that hold the German properties, we are not obligated to enter into any particular transaction. In addition, the timing of when we may pursue a sale of our properties or any other potential liquidity event is subject to various items beyond the control of our Advisor or our board of directors, including real estate and market conditions, in general. Any liquidity event is at the discretion of the board of directors, and would be subject to our governing documents, which require certain transactions be presented to our stockholders for approval, and in which case, generally require approval of a majority of the shares of our common stock outstanding and entitled to vote.

LIQUIDITY AND CAPITAL RESOURCES

General

Through April 2013, we were in our offering and acquisition phase and received capital proceeds from our Offering and paid offering expenses. Since completing our Offering and acquisition phases, our principal demands for funds have been for:

•	the payment of operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Equity and Debt Capital

During the nine months ended September 30, 2013, we received $19.7 million in subscription proceeds from our Offering, and used approximately $2.9 million of such amount to pay offering expenses and approximately $4.8 million to repay the outstanding balances of our credit facility and mezzanine loan.

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

Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit aggregate borrowings of up to approximately 75% of the aggregate value of our assets, our intent is to target our aggregate borrowings to between 50% and 60% of the aggregate value of our assets. As of September 30, 2014, we had an aggregate debt leverage ratio of 61% of the aggregate net book value of our assets (excluding assets and liabilities held for sale); therefore, we do not currently expect to seek additional borrowings. However, if needed, our articles of incorporation and the borrowing policy adopted by our board of directors permit borrowings up to the levels described above, and in certain circumstances, in excess of these levels if approved by the board of directors.

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

We will continue to seek opportunities to increase shareholder value through lease extensions or capital improvements. Lease extensions are likely to create an obligation to pay lease commissions and may also provide our tenants with some period of free or reduced rent. Some, but not all of our debt instruments require us to fund reserves that can be used to pay capital improvements and lease commissions, but these growing reserves would not necessarily be sufficient to fund all such capital improvements and lease commissions. Therefore, we expect to retain a portion of the remaining unused net proceeds from our Offering for this purpose. Also, any amendment to the terms of existing leases could require approval by the lender providing the loan secured by the related property.

In connection with the acquisition of certain properties in Germany in 2012, our property inspections identified several potential defects, and our purchase and sale agreement caused the seller to set aside funds in an escrow account until the potential defects could be resolved. We are undergoing an assessment and preliminary estimates suggest the repairs could approximate $0.2 million, most of which we believe to be recoverable from the amounts held by the seller in escrow.

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

Cash from Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties, which in general is rental income and tenant reimbursements less the property operating expenses and property management fees (“NOI”). Due to the nature of our leases, the tenants are responsible for a portion, or in two cases, substantially all, of the property operating expenses; therefore, increases in property expenses are generally reimbursed by the tenants. In addition, based on annualized base rents, our portfolio had a weighted average remaining lease term of 5.0 years as of September 30, 2014, with approximately 95.9% of our rental revenues scheduled to expire in 2018 or later. Based on this, we do not expect lease turnover or any increase in property expenses to have a significant impact on our cash flow from operations in the near term. However, we are vulnerable to tenant and geographic concentrations, whereby a default or non-renewal by one of our significant tenants or economic downturns in certain geographic regions would have a negative impact on our results of operations and cash flow from operations. In addition, in the event we sell our entities that hold the German properties that have been classified as held for sale but do not reinvest the proceeds in additional assets, we will have increased risks due to further tenant and geographic concentrations of our assets. If we sell our entities that hold our German properties and determine to reinvest the sales proceeds in additional assets, there is no guarantee that we will be able to identify attractive acquisitions in a timely manner and/or at lease rates similar to the rates of the leases for our German assets. In such event, we could experience a decrease in our cash from operations.

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

We experienced a positive cash flow from operating activities for the nine months ended September 30, 2014 and 2013 of approximately $2.1 million and $3.1 million, respectively. The reduction in cash flows from operating activities between the periods presented was primarily the result of a net decrease of approximately $1.0 million in rental income received, which is primarily reflective of approximately $1.2 million of free rent under the lease extension at the Jacksonville Distribution Center during the nine months ended September 30, 2014; offset by approximately $0.2 million in scheduled rent increases that occurred subsequent to September 30, 2013 on our other leases.

During each of the nine months ended September 30, 2014 and 2013, our cash from operations was positively impacted by expense support provided by our Advisor, as described in “Results of Operations – General and Administrative Expenses, Asset Management Fees and Expense Support.”

Foreign Operations Held for Sale

Approximately 23% of our aggregate net real estate assets as of September 30, 2014 and 18% of our total revenues for the nine months ended September 30, 2014 related to properties in Germany. As a result of our potential sale of our controlling interest in the entities that own our German properties being classified as held for sale, the results of operations of these entities are presented as discontinued operations in the accompanying statements of operations for all periods presented. If we sell our controlling interest in the entities that own our German assets, we may determine to reinvest the net sales proceeds in additional assets, distribute all or a portion of such net sales proceeds to our investors or otherwise retain or use such amounts as determined by our board of directors.

We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall foreign currency exposure to the equity that we have invested and the equity portion of our cash flow. However, because we have not obtained a cash flow hedge, we are vulnerable to changes in exchange rates. During the nine months ended September 30, 2014 and 2013, we experienced a positive (negative) impact of approximately $(0.8) million and $0.2 million, respectively, relating to unrealized foreign currency translation adjustments. Future movements in the exchange rate of Euros to U.S. dollars could materially impact our financial results and we may sell our assets in Germany at a time when the exchange rates are less favorable to us.

Generally, excess cash held in foreign subsidiaries is available for our use to fund domestic operations.

Working Capital

As of September 30, 2014, we had $7.2 million in cash and cash equivalents, primarily from unused net proceeds from our Offering. We will continue to seek opportunities to increase shareholder value through lease extensions or capital improvements. We may also incur customary leasing commissions with any lease extensions, which we would fund from our cash reserves. We intend to retain reserves for future working capital and other needs. Due to the fact that our Offering has closed and we do not have other readily available sources of capital at this time, we expect to maintain a high level of working capital in the near term.

Distributions

During the nine months ended September 30, 2014 and prior to the second quarter of 2013, we had insufficient cash flows from operating activities or funds from operations to fund a significant portion of our distributions; therefore, such amounts were substantially funded from proceeds of our Offering. Our board of directors has authorized a daily distribution of $0.0017808 per share of common stock (which is equal to an annualized distribution rate of 6.5% based on a 365 days calendar year) to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

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

The following table presents total distributions declared and issued, including distributions reinvested in additional shares through our DRP, net cash provided by operating activities and FFO for the each of the quarters in the nine months ended September 30, 2014 and 2013:

			Distributions Paid (1)
	Distributions Declared Daily Per Share	Total Cash Distributions Declared (2)	Cash	Reinvested via DRP	Net Cash Provided by Operating Activities (3)	FFO (4)
2014 Quarter
First	$0.0017808	$1,323,429	$1,323,429	$—	$82,503	$1,146,472
Second	0.0017808	1,338,139	1,338,139	—	664,945	762,009
Third	0.0017808	1,352,836	1,352,836	—	1,328,560	964,520

Total		$4,014,404	$4,014,404	$—	$2,076,008	$2,873,001

2013 Quarter
First	$0.0017808	$1,125,577	$735,545	$390,032	$227,064	$1,015,923
Second	0.0017808	1,324,515	1,324,515	—	1,470,115	1,136,884
Third	0.0017808	1,352,838	1,352,838	—	1,409,274	1,304,892

Total		$3,802,930	$3,412,898	$390,032	$3,106,453	$3,457,699

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our DRP, including amounts paid and shares issued subsequent to the period reported.
(2)	Our net loss was approximately $2.2 million and $1.8 million and cash distributions declared were approximately $4.0 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, approximately 48% and 24%, respectively, of distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds), as calculated for each of the nine months ended September 30, 2014 and 2013, respectively, and 52% and 76%, respectively, were considered to be funded with cash provided by operations for GAAP purposes. Because we funded certain amounts from Offering proceeds that were deductions in calculating GAAP net cash from operating activities, such as acquisition fees and expenses, we have calculated the amount of Offering proceeds used to fund distributions after taking these items into account in the presentation of the use of proceeds from our Offering in Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
(3)	Net cash provided by operating activities agrees with the condensed consolidated statements of cash flows in our condensed consolidated financial statements. Such amount generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in the applicable period. Further, net cash provided by operating activities for GAAP purposes for the nine months ended September 30, 2014, includes deductions for straight-line rent adjustments of approximately $1.2 million that are non-recurring and relate to the free rent under the lease extension at the Jacksonville Distribution Center. Net cash provided by operating activities for GAAP purposes for the nine months ended September 30, 2013, further includes deductions for acquisition fees and expenses in excess of $0.05 million but are non-recurring and we consider to be funded from Offering proceeds. In addition to net cash provided by operating activities, the board of directors considers other factors in determining distributions including expected and actual funds from operations and modified funds from operations, as well as other factors.
(4)	See reconciliation of funds from operations in “Funds from Operations and Modified Funds from Operations” below.

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

During the nine months ended September 30, 2013, we received requests for the redemption of an aggregate of 130,215 shares of common stock. We approved all such requests and, in accordance with the terms of our stock redemption plan, paid an average of $9.37 per share, for a total of $1.2 million.

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

During the nine months ended September 30, 2014, approximately $0.9 million in asset management fees and $0.3 million in operating-related personnel expenses (of which $0.2 million and $0.1 million is included in discontinued operations, respectively) were forgone as payable in cash in accordance with the terms of the Amended and Restated Expense Support Agreement, including $0.3 million and $0.1 million, respectively, during the quarter ended September 30, 2014. In accordance therewith, we determined that approximately 0.12 million shares of Restricted Stock were issuable to the Advisor related to nine months ended September 30, 2014, including 0.04 million shares related to the quarter ended September 30, 2014, which shares will be issued by November 14, 2014.

During the quarter and nine months ended September 30, 2014, we had declared to our Advisor approximately $8,000 and $15,000, respectively, in the form of cash distributions related to the Restricted Stock which was recognized as compensation expense and included in general and administrative expense in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 30, 2014.

The asset management fees and reimbursements of personnel-related operating expenses of $2.8 million that were deferred through December 31, 2013 under the Original Expense Support Agreement remain subject to reimbursement under the Amended and Restated Expense Support Agreement if we achieve certain performance hurdles within three years of the applicable deferrals (incrementally from June 2015 through December 2016). As of September 30, 2014, we did not believe it was probable that the performance hurdles would be achieved within the prescribed reimbursement period due to the cumulative nature of such metrics; therefore, we have not recognized any expense for the amounts previously deferred and no such amounts are currently payable. We expect the expense support provided by our Advisor will continue to have a positive impact on our cash from operations. However, in the event that the Advisor determines to terminate the Amended and Restated Expense Support Agreement, our results from operations, cash from operations and FFO would be negatively impacted.

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

During the quarters and nine months ended September 30, 2014 and 2013, we owned nine real estate investment properties and our continuing operations portfolio was 100% leased under operating leases. As described above, we determined to seek the sale of our properties located in Germany and, as such, the results of operations for these properties are included in loss from discontinued operations in the accompanying statements of operations for all periods presented.

Comparison of the quarter and nine months ended September 30, 2014 to the quarter and nine months ended September 30, 2013

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental revenue and tenant reimbursements were approximately $2.8 million and $8.3 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $2.8 million and $8.5 million, respectively, for the quarter and nine months ended September 30, 2013. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred.

Revenues decreased during the nine months ended September 30, 2014 primarily as a result of the February 2014 amendment and extension of the lease for our Jacksonville Distribution Center described in Note 4. “Operating Leases” in the accompanying financial statements. Although the amendment was entered into in connection with extending the lease term to increase the potential value of the property, it resulted in lower straight-lined rent recognized over the term of the lease for GAAP purposes.

Property Operating Expenses. Property operating expenses were approximately $0.7 million and $2.2 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $0.7 million and $2.0 million, respectively, for the quarter and nine months ended September 30, 2013. These expenses include property taxes, utilities and other costs that we are responsible for paying to operate our properties, some of which are reimbursable by the tenants with reimbursed amounts included in revenues. In general, as property operating expenses increase, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. However, in some cases we may not be able to pass the full amount of any such increases to our tenants.

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

General and Administrative Expenses. During the quarter and nine months ended September 30, 2014, general and administrative expenses totaled $0.4 million and $1.3 million, respectively; however, approximately $0.1 million and $0.3 million, respectively, of such amounts were foregone in accordance with the Amended and Restated Expense Support Agreement, described above. As described in Note 8. “Related Party Arrangements,” the Restricted Stock was valued at zero during the quarter and nine months ended September 30, 2014, and as such, only the net amounts of approximately $0.3 million and $1.0 million, respectively, were recognized as general and administrative expenses for accounting purposes. General and administrative expenses are comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees.

We incurred approximately $0.3 million and $1.2 million in general and administrative expenses during the quarter and nine months ended September 30, 2013. Under the Original Expense Support Agreement, approximately $0.08 million and $0.5 million, respectively, were deferred and subordinated to us meeting certain performance metrics. These charges were included in general and administrative expenses and the deferral of such amounts were included in the expense support credit in the accompanying statements of operations. See “Expense Support” below.

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

Asset Management Fees. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management. During the quarter and nine months ended September 30, 2014, asset management fees totaled $0.2 million and $0.7 million, respectively; however, all of the asset management fees were foregone in accordance with the Amended and Restated Expense Support Agreement, described above. As described in Note 8. “Related Party Arrangements,” the Restricted Stock was valued at zero during the quarter and nine months ended September 30, 2014, and as such, no asset management fee expense was recognized.

We incurred approximately $0.2 million and $0.7 million in asset management fees payable to our Advisor during the quarter and nine months ended September 30, 2013, respectively. Under the Original Expense Support Agreement, all of the asset management fees for the period April 1, 2012 through December 31, 2013, were deferred and subordinated to us meeting certain performance metrics. These charges were included in asset management fee expense and the deferral of such amounts was included in the expense support credit in the accompanying statements of operations. See “Expense Support” below.

We currently anticipate all or a significant portion of asset management fees for the remainder of 2014 will be paid in the form of Restricted Stock in accordance with the terms of the Amended and Restated Expense Support Agreement, thereby resulting in a reduction in asset management fees expense. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement.

Property Management Fees. We incurred approximately $0.2 million in property management fees payable to our Property Manager and sub-property managers during each of the nine months ended September 30, 2014 and 2013 for services in managing our property operations, including approximately $0.08 million and $0.07 million during each of the quarters ended September 30, 2014 and 2013, respectively. Property management fees generally range from 1.5% to 4.5% of property revenues. The decrease during the quarter and nine months ended was due to the decrease in revenues as a result of the February 2014 amendment to the lease of our Jacksonville Distribution Center described above.

Depreciation and Amortization. Depreciation and amortization was approximately $1.6 million and $4.7 million for each of the quarters and nine months ended September 30, 2014, and September 30, 2013, respectively.

Expense Support. For the nine months ended September 30, 2013, approximately $0.7 million and $0.5 million in asset management fees and operating-related personnel expenses, respectively, were deferred and subordinated in accordance with the terms of the Original Expense Support Agreement, including approximately $0.2 million and $0.1 million, respectively, for the quarter ended September 30, 2013. We will record such amounts as operating expenses in future periods to the extent, if any; we determine these amounts are probable of being reimbursed to our Advisor.

Assuming our Advisor does not terminate the Amended and Restated Expense Support Agreement, we expect the net impact to net income (loss) for the remainder of 2014 from the Advisor providing expense support to not be materially different than expense support in 2013 for the same period.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the nine months ended September 30, 2014 and 2013 was approximately $2.6 million and $2.9 million, respectively, including $0.9 million for each of the quarters ended September 30, 2014 and 2013. The decrease in interest expense and loan cost amortization for the periods presented was primarily the result of (i) repaying our $4.0 million mezzanine loan relating to one of our properties in March 2013, which bore interest at a rate of 11% per annum, and (ii) repaying our credit facility balance of $0.8 million in January 2013.

Income Taxes. During each of the nine months ended September 30, 2014 and 2013, we recognized tax expense of approximately $0.04 million, relating to our properties in Texas, including $0.01 million for each of the quarters ended September 30, 2014 and 2013, respectively.

Analysis of Discontinued Operations:

During the quarter ended June 30, 2014, we established our intent to sell our five German properties and in August 2014, we signed a non-binding letter of intent to sell a 94.9% interest in the entities that own our German portfolio, as described in Note 5. “Assets and Liabilities Held for Sale” in the accompanying consolidated financial statements. As a result, we accounted for the revenues and expenses associated with our entities that hold our German properties, as discontinued operations for all periods presented in accordance with accounting standards. In addition, we discontinued recording depreciation and amortization expense on these properties with the determination in June 2014 to seek the sale of the assets of these entities. Income from discontinued operations net of tax was $0.23 million and $0.17 million during the quarter and nine months ended September 30, 2014, respectively, as compared to $0.1 million and $0.3 million during the quarter and nine months ended September 30, 2013, respectively.

During the quarter and nine months ended September 30, 2014, we recognized approximately $0.02 million and $0.4 million, respectively, of income tax expense. Income from discontinued operations was higher during the quarter ended September 30, 2014 because during the second quarter of 2014, it was deemed more likely than not that the deferred tax assets related to our German operations will not be realized due to our current and foreseeable operations and a full valuation was recognized.

Any gain or loss from the sale of one or more of these entities will be recorded as gain (loss) from discontinued operations.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the quarters and nine months ended September 30, 2014 and 2013, our MFFO is FFO, excluding acquisition fees and expenses, straight-line rent adjustments, the amortization of above- and below-market leases and realized gains or losses from the early extinguishment of debt, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss to FFO and MFFO for quarter and nine months ended September 30:

	Quarter Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013

Net loss	$(589,145)	$(459,594)	$(2,153,956)	$(1,831,197)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets):
Continuing operations	1,553,665	1,551,537	4,657,435	4,653,743
Discontinued operations	—	212,949	369,522	635,153

FFO	964,520	1,304,892	2,873,001	3,457,699
Acquisition fees and expenses(1):
Continuing operations	—	—	—	2,970
Discontinued operations	—	1,727	—	43,352
Amortization of above- and below-market lease intangible assets(2):
Continuing operations	70,757	70,757	212,270	212,270
Discontinued operations	—	1,506	17,553	4,492
Straight-line rent adjustments(3):
Continuing operations	85,700	(178,771)	(1,044,553)	(536,313)
Discontinued operations	—	6,337	(13,423)	(16,350)
Realized loss on early extinguishment of debt(4):
Continuing operations	—	—	—	99,134

MFFO	$1,120,977	$1,206,448	$2,044,848	$3,267,254

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	8,257,410	8,257,410	7,821,222

Net loss per share (basic and diluted)	$(0.07)	$(0.06)	$(0.26)	$(0.23)

FFO per share (basic and diluted)	$0.12	$0.16	$0.35	$0.44

MFFO per share (basic and diluted)	$0.14	$0.15	$0.25	$0.42

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

MFFO for the nine months ended September 30, 2014 was significantly impacted by both the lease extension at the Jacksonville Distribution Center and a valuation allowance recorded on the deferred tax assets related to our German properties:

•	In February 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024 and, among other things, granted free rent for the period from February 2014 through May 2014. Approximately $1.0 million for nine months ended September 30, 2014 has been recognized as non-cash revenues in the accompanying condensed consolidated statements of operations and have been deducted from MFFO as non-cash straight-line rent adjustments as compared to approximately $0.5 million for the nine months ended September 30, 2013. Although the lease extension reduced our MFFO, we believe it enhanced the value of our property.

•	During the nine months ended September 30, 2014, we recognized approximately $0.4 million of income tax expense when we determined the deferred tax assets related to our German operations were no longer more likely than not to be realized because of our intention to sell these properties. Although non-recurring in nature, MFFO for the nine months ended September 30, 2014 has not been adjusted for the resulting non-cash charge

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

For the nine months ended September 30, 2014, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2013. See our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our contractual obligations.

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

The following is a schedule as of September 30, 2014 of our fixed rate debt maturities for the remainder of 2014 and each of the next four years, and thereafter (principal maturities only):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value¹
Fixed rate debt	$351,297	$1,452,414	$30,882,372	$824,418	$875,963	$22,084,673	$56,471,137	$57,000,000

Total debt	$351,297	$1,452,414	$30,882,372	$824,418	$875,963	$22,084,673	$56,471,137	$57,000,000

	2014	2015	2016	2017	2018	Thereafter	Total
Weighted average fixed interest rates of maturities	5.77%	5.77%	5.54%	6.08%	6.08%	6.08%	5.78%

FOOTNOTE:

(1)	The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

We are exposed to risk from the effects of exchange rate movements, which may affect future costs and cash flows, as the result of investing outside of the U.S as our operations involve transactions denominated in Euros. Our results of operations and cash flows from operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the equity that we have invested and the equity portion of our cash flow. During the nine months ended September 30, 2014, approximately 18% of our revenues which are included in income (loss) from discounted operations, net, on the statement of operations were denominated in Euros and derived from properties located in Europe.

The results of a hypothetical 10% fluctuation in the average Euro to U.S. dollar exchange rate would have resulted in an increase or decrease in rental income from operating leases (included in loss from discontinued operations) of approximately $0.3 million for the nine months ended September 30, 2014. Our sensitivity analysis of the effects of changes in the Euro to U.S. dollar exchange rate does not factor in a potential change in annualized base rents and excludes tenant reimbursement income, as well as, property operating expenses, depreciation and amortization, and interest expense. While our risk exposure from the effects of exchange rate movements will be reduced by the planned sale, we anticipate holding a 5.1% non-controlling interest in the entities and therefore our risk exposure will be limited to its non-controlling interest in the entities.

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

Secondary Sales of Registered Shares between Investors

We are not aware of any transfers of shares by investors for the quarter ended September 30, 2014 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us.

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC, and the Offering commenced and closed on April 23, 2013.

We have used the net proceeds of our Offering primarily to invest in a portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering and borrowings were as follows as of September 30, 2014:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000
Shares sold(1)	8,397,467

Aggregate offering price of amount sold	$83,748,071
Offering expenses(3)	(12,265,815)	$(8,016,528)	$(4,249,287)

Net offering proceeds to the issuer after deducting Offering expenses	71,482,256
Proceeds from borrowings, net of loan costs	54,022,299

Total net offering proceeds and borrowings	125,504,555
Purchases of and additions to real estate assets	(93,800,627)		(93,800,627)
Payment of acquisition fees and expenses (4)	(4,867,082)	(2,226,784)	(2,640,298)
Distributions to stockholders (4) (5)	(8,227,612)	(61,982)	(8,165,630)
Principal payments of debt (5)	(9,037,308)		(9,037,308)
Payment of operating expenses (4) (5)	(846,794)	(608,528)	(238,266)
Redemptions of shares	(1,529,670)		(1,529,670)

Unused Offering proceeds	$7,195,462

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)	For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which were paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by our Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) that were paid by our Advisor and for which we are not obligated to repay, or amounts deferred under the expense support agreements as described in “Related Party Arrangements” in the accompanying consolidated financial statements in Item 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(4)	We funded acquisition fees and expenses, including investment services fees, from net proceeds of our Offering. However, for GAAP purposes, such amounts are treated as an expense in calculating our net income (loss) and as a deduction in calculating our net cash provided by (used in) operating activities. For GAAP purposes, we are required to report distributions in excess of net cash provided by operating activities as funded from other sources (i.e., Offering proceeds), regardless of whether amounts included in the calculation of net cash provided by operating activities were funded from other sources. Offering proceeds used to fund distributions to stockholders, as presented in the table above, represents amounts we consider used for such purposes, after taking into account items, such as acquisition fees and expenses, being paid from Offering proceeds.
(5)	We may pay distributions, debt service and/or operating expenses from the remaining amount of our net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of September 30, 2014.

Redemption of Shares and Issuer Purchases of Equity Securities

As a result of the termination of our distribution reinvestment plan and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013. Therefore, we did not redeem any shares of our common stock during the nine months ended September 30, 2014.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November, 2014.

GLOBAL INCOME TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from Global Income Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the quarter and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (v) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to the Condensed Consolidated Financial Statements.