Form 10-K
period 2014-12-31
Global Income Trust, Inc.
filed 2015-03-13
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 share price of common stock in effect as of June 30, 2014 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the stock held by non-affiliates of the registrant on such date was $82,374,100.

The number of shares of common stock outstanding as of February 28, 2015 was 8,257,410.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Annual Report and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at http://www.incometrust.com.

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

The Advisor is responsible for managing our day-to-day affairs and for identifying, recommending and executing acquisitions and dispositions on our behalf. We believe we benefit from the investment expertise and experience of our Advisor’s management team and members of its investment committee. Our Advisor is responsible for providing advisory services relating to substantially all aspects of our investments and operations, including real estate acquisitions or dispositions, asset management and other operational matters.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Our Investment Objectives and Strategy

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. As discussed further below in “Our Exit Strategy,” in connection with us exploring strategic alternatives for the Company, as of December 31, 2014, we classified our entities that hold the German properties as held for sale and the results of operations therefore as discontinued operations in the accompanying consolidated financial statements for all periods presented. As of December 31, 2014, we owned nine properties located in Texas, Florida and Germany, of which five properties in Germany were classified as held for sale. As of December 31, 2014, excluding properties held for sale, our portfolio was comprised of approximately 1.2 million square feet of leasable space and was 100% leased with a weighted average remaining lease term of 6.0 years based on annualized base rents as of December 31, 2014. Generally, the leases for our properties are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. Each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to five years). In addition, the tenants are generally responsible for the payment of some, and in two cases substantially all, of the operating expenses of the property. In the event the property operating expenses exceed a cap, as defined in the tenant lease agreements, the excess expenses are not reimbursable.

Since the completion of our Offering and acquisition phase, we are focused on building stockholder value. In connection therewith, as described in Item 8. “Financial Statements and Supplementary Data - Note 6. Operating Leases” in the accompanying financial statements, in February 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024. As an incentive for entering into the extended lease term, the tenant was granted four months of “free rent” in 2014, and an additional nine months of “free rent” at the end of the lease term in 2024. Although the lease amendment initially lowered our operating cash flow from this property, we believe the extended term increased the value of the property and resulted in our overall weighted average lease term increasing from 4.5 years to 6.0 years as of December 31, 2014, based on annualized base rents as of December 31, 2014. We continue to pursue value creation opportunities relating to our properties including, but not limited to, seeking lease extensions with other tenants in advance of renewal option periods.

Our Real Estate Portfolio

As of February 28, 2015, we owned four properties with approximately 1.2 million square feet of leasable space and our portfolio was 100% leased with a weighted average remaining lease term of 6.0 years based on annualized base rents as of December 31, 2014 (excluding properties held for sale). In January 2015, we sold a 94.9% equity interest in the entities that own our German properties, which were classified as held for sale. Our remaining leases generally include terms whereby, in addition to payments of base rent with periodic escalations, tenants are responsible for some, and in two cases substantially all, of the operating expenses of the property.

As of February 28, 2015, our tenants include Mercedes-Benz Financial Services USA, LLC, DynCorp International, LLC, Samsonite, LLC, and FedEx Ground Package System, Inc. Our top three tenants, which excludes FedEx Ground Package System, Inc., represented approximately 96.1% of our total revenues for the year ended December 31, 2014, and we monitor their businesses through direct interaction, discussions with onsite property managers, subscription news services, and review of financial information. While our leases with each of these three tenants do not require them to provide us with financial results or maintain any specific operating metrics, site visits and direct dialogue with our tenants provide valuable insight into their businesses. Additionally, each of our top three tenants are affiliated with parent entities that publicly report interim or annual financial results. This allows us to assess financial performance and trends affecting the parent. As discussed further in our “Our Exit Strategy,” in February 2015, we committed to a plan to sell our property leased to FedEx Ground Package System, Inc.

For additional information regarding our real estate properties, see Item 2. “Properties.”

Our Common Stock Offering

On April 23, 2010, we commenced a public offering (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”). Our Offering closed on April 23, 2013, and as of such date, we had received aggregate offering proceeds of approximately $83.7 million, including proceeds received through our distribution reinvestment plan.

With the completion of our Offering, our Advisor is focused on actively managing our portfolio and seeking to reduce our operating expenses. In addition, our Advisor has begun exploring possible strategic alternatives, as described further below in our “Our Exit Strategy.”

Our Borrowing Policies

We generally target our aggregate borrowings to be between 50% to 60% of the aggregate carrying value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”), as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate carrying value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. As of December 31, 2014, we had an aggregate debt leverage ratio of 63.1% of the aggregate carrying value of our assets, excluding our properties held for sale.

Our Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders. We may fund all or a portion of the payment of distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities, a component of which includes our borrowings and the proceeds of our Offering. Our Advisor, its affiliates or other related parties may advance cash to us, or defer or waive asset management fees, expense reimbursements or other fees in order for us to have cash to pay distributions in excess of available cash flow or funds from operations. We have not established any limit on the extent to which we may use borrowings or proceeds of our Offering to pay distributions, and there is no assurance that we will be able to sustain distributions at any level.

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

On May 25, 2010, our board of directors authorized a daily cash distribution of $0.0017808 per share of common stock. Distributions are calculated based on the number of days each stockholder has been a stockholder of record. Currently, each month’s distributions are aggregated and paid in the following month. Distributions pursuant to this policy began on October 7, 2010. The daily distribution rate is equal to an annualized distribution rate of 6.5%, using our historical Offering price of $10.00 per share or 8.7% using our estimated net asset value (“NAV”) per share as of December 31, 2014.

The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our distribution reinvestment plan (“DRP”), net cash provided by (used in) operating activities, and funds from operations (“FFO”) for each quarter in the years ended December 31, 2014, 2013 and 2012.

The table in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities” presents how we have used proceeds received from the Offering, including amounts used to fund distributions since inception. Our board of directors intends to evaluate our distribution policy and reserves the right to change the per share distribution amount or otherwise amend or terminate this distribution policy at any time.

Our Significant Tenants

For the years ended December 31, 2014, 2013 and 2012, and as of December 31, 2014 and 2013, the following tenants individually accounted for 10% or more of our aggregate total revenues or leased more than 10% of the net book value of our real estate assets, respectively:

	Percentage of Total Revenues (1)			Percentage of Net Book Value (2)
Tenant	2014	2013	2012	2014	2013

Mercedes-Benz Financial Services USA, LLC (“Mercedes”)	40.2%	38.6%	52.6%	31.0%	30.8%

DynCorp International, LLC (“DynCorp”)	25.0%	23.8%	32.3%	19.2%	18.8%

Samsonite, LLC (“Samsonite”)	30.9%	33.7%	9.9%	46.6%	45.8%

FOOTNOTES:

(1)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments, and amortization of above market lease intangibles. Amounts relating to discontinued operations are excluded.
(2)	Net book value represents the aggregate net real estate investment property balances and net lease intangibles adjusted for any deferred rent asset (liability) as of December 31, 2014, excluding assets held for sale.

Given the percentage of assets leased and revenues contributed by our significant tenants, any failure of these tenants to fulfill their obligations under their leases could have a material effect on us until such time as the applicable property could be leased to a new tenant.

Geographic and Industry Diversification of the Real Property Portfolio

The following table provides a summary of the geographic diversification of our portfolio (excluding properties held for sale) based on net book value and annualized base rent as of December 31, 2014, and revenues for the year ended December 31, 2014:

Geographic Region	Percentage of Net Book Value (1)	Percentage of Annualized Base Rent (2)	Percentage of Revenues for the Year Ended December 31, 2014 (3)
Texas	53.4%	63.3%	69.1%
Florida	46.6%	36.7%	30.9%

Total	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	Net book value represents the aggregate net real estate investment property balances and net lease intangibles adjusted for any deferred rent asset (liability) as of December 31, 2014, excluding assets held for sale.
(2)	Annualized base rent represents the monthly base rent in effect as of December 31, 2014 multiplied times 12. Excludes tenant reimbursements, straight-line rent adjustments, amortization of above-market leases, and amounts relating to discontinued operations.
(3)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments, and amortization of above market lease intangibles. Amounts relating to discontinued operations are excluded.

The following table provides a summary of the industry diversification of our tenants based on net book value (excluding properties held for sale) and annualized base rent as of December 31, 2014, and revenues for the year ended December 31, 2014:

Industry	Percentage of Net Book Value (1)	Percentage of Annualized Base Rent (2)	Percentage of Revenues for the Year Ended December 31, 2014 (3)

Distribution services	46.6%	36.7%	30.9%
Automotive & finance	31.0%	37.8%	40.2%
Government services	19.2%	21.4%	25.0%
Air courier services	3.2%	4.1%	3.9%

Total	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	Net book value represents the aggregate net real estate investment property balances and net lease intangibles adjusted for any deferred rent asset (liability) as of December 31, 2014, excluding assets held for sale.
(2)	Annualized base rent represents the base rent in effect as of December 31, 2014 multiplied times 12. Excludes tenant reimbursements, straight-line rent adjustments and amortization of above-market leases and amounts relating to discontinued operations.
(3)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments, and amortization of above market lease intangibles. Amounts relating to discontinued operations are excluded.

Our Disposition Policies

As we have completed our Offering, our Advisor has begun to consider strategic alternatives. See “Our Exit Strategy” below. In connection therewith, we have determined to sell certain of our investments and may sell additional investments for the purpose of either distributing the net sales proceeds to our stockholders, investing the proceeds in other assets, or retaining the proceeds as part of a plan to achieve an optimal exit value. The determination of when a particular investment should be sold or otherwise disposed of will be made after considering all of the relevant factors, including prevailing and projected economic and market conditions, whether the value of the property or other investment is anticipated to decline substantially, whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives, and whether our portfolio as a whole is attractive to a potential acquirer of the entire company.

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

Our Exit Strategy

Although our board of directors is not required to review or recommend an exit strategy by any certain date, with the completion of our Offering, our Advisor began exploring possible strategic alternatives and our board formed a special committee (the “Special Committee”). In connection therewith, in August 2013, the Special Committee engaged SunTrust Robinson Humphrey, Inc. (“STRH”) as its financial advisor.

In conjunction with the work performed by STRH, in February 2014, we engaged Jones Lang LaSalle GmbH (“JLL”) to identify potential strategic alternatives for our German portfolio. In June 2014, our Advisor and Special Committee of the board of directors committed to a plan to sell the German portfolio based on market feedback of potential buyers and ranges of prices for the properties. In December 2014, we entered into an agreement to sell 94.9% of our equity interest in the entities that own the German properties, and will retain a 5.1% non-controlling interest with limited protective rights (i.e. no significant continuing involvement). In connection therewith, as of December 31, 2014, we classified our entities that own the German properties as held for sale and the results of operations therefrom as discontinued operations in the accompanying consolidated financial statements for all periods presented. In January 2015, we completed the sale of 94.9% of our equity interest in the entities that own our German properties. We evaluated the German portfolio for impairment and determined that the carrying value was not recoverable based on an analysis comparing the sales proceeds, less transaction costs, received in January 2015 to the carrying value the assets, including cumulative translation adjustments related to foreign currency exchange, as of December 31, 2014. Therefore, for the year ended December 31, 2014, we recognized an impairment provision of approximately $0.5 million in order to write-down the carrying value of the German portfolio to an amount equal to the sales proceeds, less transaction costs, received in January 2015. We have not determined how we will use the proceeds from the sale of our controlling interest in the entities that own the German portfolio, but expect to assess this in tandem with the continuing dialog among STRH, our Special Committee and management. Our options include a partial liquidating distribution or the reinvestment of such proceeds.

In February 2015, we committed to a plan to sell our Austin Property in Pflugerville, Texas as part of our continuous evaluation of strategic alternatives. We evaluated the Austin property for impairment and determined that the carrying value was not recoverable based on an analysis comparing estimated and current projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the property’s carrying value as of December 31, 2014. Therefore, we recognized an impairment provision of approximately $1.3 million for the year ended December 31, 2014 in order to write-down the carrying value of the property to an amount equal to our estimated net sales proceeds less transaction costs.

Although the Special Committee has engaged STRH to help us evaluate our strategic alternatives and we have committed to a plan to sell our Austin Property, we are not obligated to enter into any particular transaction. In addition, the timing of when we may pursue a sale of our properties or any other potential strategic event is subject to various items beyond the control of our Advisor or our board of directors, including real estate and market conditions, in general. Any strategic event is at the discretion of the board of directors, and would be subject to our governing documents, which require certain transactions be presented to our stockholders for approval, and in which case, generally require approval of a majority of the shares of our common stock outstanding and entitled to vote.

Our Financial Information about Industry Segments

We have determined that we operate in one reportable segment, real estate, which consists of acquiring, investing in, managing, leasing, owning, and as conditions warrant, disposing of real estate assets. We internally evaluate all of our real estate assets as one operating segment and, accordingly, we do not report segment information.

Our Competition

We compete with many other entities engaged in real estate investment and leasing activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do.

Our Employees

We are externally managed and as such we do not have any employees.

Our Advisor

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to our Advisor and sub-property managers to the Property Manager, including an affiliate of BlackRock, Inc. (NYSE: BLK) which provided services with respect to our assets previously held in Germany. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world. We have been able to invest in global income-oriented real estate investments by leveraging the international and domestic real estate expertise of this network.

Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations and provides advisory services relating to substantially all aspects of our investments and operations, including real estate acquisitions, asset management, dispositions and other operational matters. In exchange for these services, our Advisor is entitled to receive certain fees from us.

The current advisory agreement continues through April 7, 2016, and thereafter may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor and Property Manager, as well as the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data.”

Our Tax Status

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

Our Available Information

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

Company Related Risks

There is no public market for our shares; it may be difficult for you to liquidate your investment.

Our shares are not listed and there is no public market for shares of our common stock. We have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. Even if you are able to sell your shares, the price received for any shares will likely be less than what you paid or less than your proportionate value of the net assets we own.

Additionally, as a result of the termination of our distribution reinvestment plan and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013 and we are no longer accepting redemption requests. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price that you paid for your shares. Our board of directors began to consider various exit strategies in 2014, however our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all.

Our board of directors has determined our estimated net asset value per share as of December 31, 2014 and in doing so, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2014. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore, our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties or that the estimated per share value will equal or not be substantially less than the per share amount paid by investors in our public offerings.

For the purposes of calculating our estimated net asset value per share, we retained an independent valuation firm to determine the value of our properties and a range of estimated net asset values for our shares of common stock as of December 31, 2014. The valuation methodologies used to estimate the net asset value of our shares, as well as the value of our properties, involved certain subjective judgments, including but not limited to, estimated future cash flows for properties recently developed or currently under development for which we have limited or no operating history, respectively. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and the independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. In addition, as permitted by the recommendations in the IPA Valuation Guidelines, the determination of the estimated value of our properties used in the calculation of our estimated net asset value did not include deductions for estimated disposition fees or other selling expenses of our assets. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the realizable value upon a sale of those assets or if you sell your shares. Further, there is no guarantee that the estimated per share value will equal or not be substantially less than the per share amount paid by investors in our public offerings.

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

With the close of our Offering, our sources of capital and liquidity are limited. Although our Advisor and our board of directors began exploring strategic alternatives in 2014, our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all. Therefore, our sources of capital and liquidity could remain limited for the long term, which could adversely impact our results of operations and our ability to meet our investment objectives.

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

As a result of the concentration of our portfolio in Texas and Florida, our operating results and/or the value of our properties are likely to be impacted by economic changes affecting the real estate markets in those areas. Geographic concentration also exposes us to risks of oversupply and competition in these markets. Significant increases in the supply of certain property types, without corresponding increases in demand could have a material adverse effect on our financial condition, results of operations, our ability to pay distributions and the value of our portfolio.

Because we hold a small number of properties, we have higher fixed operating expenses as a percentage of gross income. In addition, our operating results and amounts available for distributions to stockholders are at greater risk of being affected by, and the value of your investment will vary more widely with, the performance of any one or more of the properties in our portfolio.

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

We generally anticipate that we will meet future cash needs from net operating income from our properties. Cash from operations during 2014, 2013 and 2012 was positively impacted by an Expense Support Agreement with our Advisor. Under the Amended and Restated Expense Support Agreement, our Advisor may terminate its expense support obligation upon 120 days’ notice to us. If our Advisor terminates the Amended and Restated Expense Support Agreement, our results from operations, cash from operations and FFO would all be negatively impacted.

We have not had sufficient GAAP net cash provided by operating activities or funds from operations, and therefore, approximately 47% of our cumulative distributions calculated on a quarterly basis through December 31, 2014 are considered funded from other sources. Such distributions reduced the amounts otherwise available for investment in assets and may have negatively impacted the value of your investment.

We have not had significant net cash provided by operating activities for U.S. generally accepted accounting principles (“GAAP”) purposes or distributable earnings since inception. As of December 31, 2014, we have had cumulative net losses of $17.8 million and our accumulated distributions totaled $14.9 million. During the same period, we have had ten quarters of positive net cash provided by operating activities and nine quarters of positive FFO, which totaled $8.0 million and $8.5 million, respectively. Both net cash provided by operating activities and FFO were negatively impacted by acquisition fees and expenses that are expensed for GAAP purposes but funded with Offering proceeds. Therefore, even though we have had positive net cash provided by operating activities for GAAP purposes for certain quarters, including the negative impact of expensing acquisition fees and expenses, the sum of such amounts only equaled approximately 53.4% of our cumulative distributions. As a result, 46.6% of our cumulative distributions declared to our stockholders calculated on a quarterly basis through December 31, 2014 are considered funded from other sources for GAAP purposes. Because we funded a significant portion of our cash distributions from Offering proceeds, we had less capital available to invest in properties and other real estate-related assets, and the book value per share of our common stock declined.

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

Because of the differences with GAAP net income or loss, neither FFO nor MFFO may be an accurate indicator of our operating performance, especially during periods in which we were acquiring properties. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs; and investors should not consider FFO or MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.

We have experienced losses in the past and may experience similar losses in the future.

We incurred net operating losses for the three years ended December 31, 2014. Our losses can be attributed, in part, to acquisition fees and expenses funded from Offering proceeds, as well as depreciation and amortization expense, which substantially reduced our income. Our operating expenses to date have been partially funded with proceeds of our Offering, which terminated on April 23, 2013, as well as partially deferred by our Advisor in accordance with the Expense Support Agreement (described in “Results of Operations – Expense Support”). We cannot assure you we will be profitable in the future, our properties will produce sufficient income to fund all of our operating expenses, or that our Advisor will continue to provide expense support.

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

Economic, inflation or budget deficit issues could increase capital costs, which could lead to increases in capitalization rates and a potential decline in the value of our investments.

Economic and real estate factors could lead to an increase in capitalization rates. If capitalization rates increase, we would anticipate declines in the pricing of assets upon sale. If we were required to sell investments in such markets, we could experience a decrease in the value of our investments.

Continued market disruptions may adversely affect our operating results.

In the recent past, the global financial markets experienced pervasive and fundamental disruptions. A disruption in the financial markets or the financial stability of a country often results in a significant negative impact on the financial markets globally. Such disruptions had and may continue to have an adverse impact on the availability of credit to businesses, generally, and have resulted in and could lead to further weakening of the U.S. economy. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry generally or by the local economic conditions in the jurisdictions in which our properties are located, including dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has been significantly restricted, as a result of tightened underwriting standards. Continued declines in the financial markets may materially affect the value of our investment properties, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also negatively impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

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

During periods of deflation, the demand for assets in which we have invested could fall, reducing the revenues generated by, and therefore the value of, such investments, resulting in reduced returns to us and our stockholders. Where the operating costs and expenses associated with any such investments do not fall by a corresponding amount, the rate of return to us and our stockholders could be further reduced. As a result, it may be more difficult for leveraged assets to meet or service their debt obligations. Periods of deflation are often characterized by a tightening of money supply and credit, which could limit the amounts available to us with which to refinance our investments, which would affect the rate of return to us and our stockholders. Such economic constraints could also make the real estate assets in which we invest more illiquid, preventing us from divesting such assets efficiently and so reducing the return to us and our stockholders from such investments.

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

We may be unable to renew leases, or re-lease space as leases expire, on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations.

Because we compete with a number of real estate operators in connection with the leasing of our properties, the possibility exists that one or more of our tenants will extend or renew its lease with us when the lease term expires on terms that are less favorable to us than the terms of the then-expiring lease, or that such tenant or tenants will not renew at all. Because we depend on rental payments from our tenants, if one or more tenants renews its lease on terms less favorable to us, does not renew its lease or we do not re-lease a significant portion of the space made available, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations could be materially adversely affected.

We rely significantly on three tenants and, therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

For the year ended December 31, 2014, more than 96% of our rental income was derived from three tenants, and rents from these tenants in 2015 are expected to continue to be significant. Therefore, the financial failure of or our loss of one or more of these significant tenants could have a material adverse effect on our results of operations and our financial condition, until such time as we are able to lease such property to a new tenant. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a significant tenant’s financial condition may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

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

We have obtained mortgage financing in connection with the acquisition of our properties. We may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to fund capital improvements, or for other corporate purposes. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

Instability in the credit markets and real estate markets could have a material adverse effect on our results of operations and financial condition.

Domestic and international financial markets have, in the recent past, experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to refinance the debt on our properties, if deemed advisable, or other activities related to real estate assets, if any, will be significantly impacted. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets may result in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

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

Rising interest rates negatively affect our ability pay existing debt obligations and refinance our properties.

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

To hedge against interest rate fluctuations, we may use derivative financial instruments. Using derivative financial instruments may be costly and ineffective.

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

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will have additional REIT tax compliance requirements and we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may be unable to manage these risks effectively.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES:

As of December 31, 2014, we had invested in nine real estate investment properties through wholly owned subsidiaries. In general, our properties are held subject to encumbrances, as described in “Schedule III – Real Estate and Accumulated Depreciation” of Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report. The following table sets forth details about each of our properties:

Property Name and Location	Type	Date Acquired (1)	Contract Purchase Price (2) (in millions)		Encumbrances (in millions)		Leasable Square Feet	Monthly Gross Rent per Square Foot (3)		% Leased	Major Tenant	Lease Expiration (Renewal Options)

Properties:
Austin Property Pflugerville, Texas (4)	Light Industrial Building	06/08/11	$4.5		$—		51,189	$0.69		100%	FedEx Ground Package System, Inc.	4/14/2016

Heritage Commons III Fort Worth, Texas	Office Building	06/28/11	$18.8		$11.4		119,001	$1.53		100%	DynCorp International LLC	12/31/2018 (with two 5-year renewal options)

Heritage Commons IV Fort Worth, Texas	Office Building	10/27/11	$31.0		$19.4		164,333	$1.95		100%	Mercedes-Benz Financial Services USA, LLC	9/30/2018 (with two 5-year renewal options)

Jacksonville Distribution Center Jacksonville, Florida	Industrial Distribution Facility	10/12/12	$42.5		$25.3		817,680	$0.38		100%	Samsonite, LLC	11/30/2024 (with two 5-year renewal options)

Held for Sale:
Giessen Retail Center Giessen, Germany (5)	Value Retail Center	03/08/12	$5.2	(6)	$2.7	(7)	34,704	$1.23	(7)	100%	(8)	2017-2019 (with 3- to 5-year renewal options)

Worms Retail Center Worms, Germany (5)	Value Retail Center	09/27/12	$5.8	(6)	$3.4	(7)	41,944	$1.19	(7)	100%	(8)	2016-2019 (with 2- to 5-year renewal options)

Gütersloh Retail Center Gütersloh, Germany (5)	Value Retail Center	09/27/12	$3.6	(6)	$2.1	(7)	19,375	$1.54	(7)	100%	(8)	5/13/2022 (with five 3-year renewal options)
Bremerhaven Retail Center Bremerhaven, Germany (5)	Value Retail Center	11/30/12	$3.8	(6)	$2.0	(7)	33,121	$0.95	(7)	92%	(8)	2016-2023 (with 3- to 5-year renewal options)

Hannover Retail Center Hannover, Germany (5)	Value Retail Center	12/21/12	$5.4	(6)	$3.0	(7)	26,855	$1.60	(7)	100%	(8)	2015-2022 (with 3- to 5-year renewal options)

			$120.6		$69.3		1,308,202

FOOTNOTES:

(1)	The date reflected for international acquisitions is the date funds were wired to the seller to close the transaction. Depending on the timing of the wire and the time zone in the jurisdiction of the location of the property, the actual transfer of title may occur on the funding date or the next business day (U.S. time).
(2)	Purchase price excludes closing costs and acquisition fees and expenses, including the investment services fees payable to our Advisor.
(3)	Represents the base rent in effect as of December 31, 2014, including the impact of rent abatements, concessions or rent credits, divided by available square footage for the respective property. Excludes tenant reimbursements, straight-line rent adjustments and amortization of above-market leases.
(4)	In February 2015, we committed to a plan to sell this property and, during the year ended December 31, 2014, we recorded an impairment provision of approximately $1.3 million related to the Austin Property. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impairments” for additional information. In addition, under the terms of its current lease, the tenant holds a 5-year extension option; however, the tenant has notified us that it does not intend to exercise its option or renew the lease.

(5)	These properties are classified as “Held for Sale” as of December 31, 2014 and, during the year ended December 31, 2014, we recorded an impairment provision of approximately $0.5 million in order to write-down the carrying value of the German portfolio to an amount equal to the sales proceeds, less transaction costs, received in January 2015.
(6)	Amounts converted from Euro to U.S. dollars at exchange rates applicable on the dates of acquisition.
(7)	Amounts converted from Euro to U.S. dollars at $1.22 per Euro, the exchange rate as of December 31, 2014.
(8)	Properties are leased to a variety of retail establishments, each of which occupies less than 5% of our total leasable square feet for all properties.

Leases

As of February 28, 2015, our real estate portfolio was 100% leased, with a weighted average remaining lease term of 6.0 years based on annualized base rents as of December 31, 2014 (excluding properties held for sale). Each lease was assumed by us in conjunction with the acquisition of the applicable property. Generally, the leases are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. In addition, the tenants are generally responsible for the payment of some, and in two cases substantially all, of the operating expenses of the property. Each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to five years).

In February 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which included an extension of the lease term from February 2018 to November 2024. Pursuant to the terms of the amendment, the tenant will generally pay monthly base rents ranging from approximately $0.3 million to $0.4 million over the life of the lease term with the exception of certain “free rent” periods negotiated with the lease extension. More specifically, the tenant was entitled to four months of “free rent” in 2014 and will be entitled to an additional nine months of “free rent” in 2024. The lease amendment further provides the tenant with two 5-year renewal options that provide for a reset of base rents at fair market value subject to a monthly base rent floor of approximately $0.4 million. Management believes that the longer term lease as provided by the lease amendment will increase the potential value of the property.

The following is a schedule of future minimum lease payments to be received for each of the next five years and thereafter, in the aggregate, under non-cancellable operating leases as of December 31, 2014 (excluding properties held for sale):

2015	$10,232,777
2016	9,996,497
2017	9,985,713
2018	9,062,490
2019	3,931,325
Thereafter	16,814,991

$60,023,793

The following table lists, on an aggregate basis, scheduled lease expirations for each year ending December 31, 2015 through December 31, 2024 and thereafter for our properties owned as of December 31, 2014 (excluding properties held for sale). The table shows the annualized base rent and percentage of annualized base rent represented by the leases at their expiration dates (excluding properties held for sale):

Year of Expiration (1)	Number of Expiring Leases	Expiring Leased Area (in square feet)	Percentage of Total Leased Area	Annualized Base Rent of Expiring Leases (2)	Percentage of Annualized Base Rent

2015	—	—	0.0%	$—	0.0%
2016	1	51,189	4.4%	421,769	4.1%
2017	—	—	0.0%	—	0.0%
2018	2	283,334	24.6%	6,033,084	58.9%
2019	—	—	0.0%	—	0.0%
2020	—	—	0.0%	—	0.0%
2021	—	—	0.0%	—	0.0%
2022	—	—	0.0%	—	0.0%
2023	—	—	0.0%	—	0.0%
2024	1	817,680	71.0%	3,781,044	37.0%
Thereafter	—	—	0.0%	—	0.0%

Total	4	1,152,203	100.0%	$10,235,897	100.0%

FOOTNOTES:

(1)	Represents current lease expiration and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)	Represents the base rent, excluding tenant reimbursements, in the final month prior to expiration multiplied times 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or other claims. There are no material legal proceedings pending or known to be contemplated against us.

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

In October 2014, we adopted a valuation policy (“Valuation Policy”) consistent with the Investment Program Association (“IPA”) Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was issued by the IPA April 2013 (“IPA Guidelines”).

The valuation process used by the valuation committee and the board to determine the 2014 estimated net asset value per share was designed to follow recommendations in the IPA Guidelines and our Valuation Policy. In accordance with our Valuation Policy and in order to assist brokers in providing information on customer account statements consistent with the requirements of NASD Notice 01-08 and Financial Industry Regulatory Authority (“FINRA”) Rule 2340, we, based on the recommendation of the valuation committee and the approval of the board of directors, engaged CBRE Cap to assist it and the board in determining the estimated net asset value per share of our common stock as of December 31, 2014 (“December 31, 2014 NAV”). The valuation committee and the board deemed it to be in our best interest and the best interests of our stockholders to engage CBRE Cap to provide the valuation analysis, based upon CBRE Cap’s familiarity with our business model and portfolio of assets.

On April 23, 2010, we commenced our Offering pursuant to a registration statement on Form S-11 under the Securities Act. As of April 23, 2013, the Offering closed and we had received aggregate offering proceeds of approximately $83.7 million since inception, including proceeds received through our DRP. In January 2015, our board of directors determined our December 31, 2014 NAV per share, as of December 31, 2014 to be $7.43, as described below.

Valuation Methodologies

In preparation of the 2014 valuation report, CBRE Cap conducted property level and aggregate valuation analyses as of December 31, 2014 and provided a range for our estimated December 31, 2014 NAV per share. In preparation of the 2014 valuation report, CBRE Cap considered the IPA Guidelines and utilized operating information and financial materials and projections prepared by our senior management, our Advisor, and/or our joint venture partners.

CBRE Cap relied on the following sources in determining the major assumptions in the 2014 valuation report:

•	reviewed financial and operating information requested from or provided by senior management of the Company’s Advisor;

•	reviewed and discussed with senior management of the Advisor the historical and anticipated future financial performance of our properties, including forecasts prepared by the senior management of the Advisor;

•	commissioned restricted use appraisals which contained analysis on each of our U.S. real property assets;

•	reviewed the Share Purchase Agreement for the German assets, as disclosed on Current Report on Form 8-K filed January 2, 2015; and

•	reviewed our reports filed with the Commission.

Refer to our Form 8-K filed on January 13, 2015 for additional details on the December 31, 2014 NAV, valuation methodologies, material assumptions, limitations and engagement of CBRE Cap.

Recent Sales of Unregistered Securities

For the year ended December 31, 2014, we are aware of transfers of 1,380 shares by investors. The shares were transferred at a sales price of $6.50 per share. We are not aware of any transfers of shares by investors for the years ended December 31, 2013 and 2012 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us.

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

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. During the first three quarters of 2014 and prior to the second quarter of 2013, we had insufficient cash flows from operating activities or funds from operations to fund a significant portion of our distributions; therefore, such amounts were substantially funded from proceeds of our Offering. Our board of directors has authorized a daily distribution of $0.0017808 per share of common stock to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

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

The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents total cash distributions declared and issued, including distributions reinvested in additional shares through our DRP, net cash provided by (used in) operating activities, and FFO for each quarter in the years ended December 31, 2014, 2013 and 2012.

Generally, distributions up to the amount of our current or accumulated earnings and profits will be taxable to the recipient stockholders as ordinary income. We currently intend to continue to pay distributions to our stockholders on a monthly basis, although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Our board of directors considers a number of factors in its determination of the amount and basis of distributions it declares, including expected and actual net cash flow from operations, FFO, our overall financial condition, our Advisor’s determination in regards to providing expense support to us, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition.

For GAAP purposes, our cumulative net losses and accumulated distributions as of December 31, 2014 were approximately $17.8 million and $14.9 million, respectively. Our net losses and distributions were approximately $4.6 million and $5.4 million, respectively, for the year ended December 31, 2014, approximately $2.4 million and $5.2 million, respectively, for the year ended December 31, 2013 and approximately $6.2 million and $3.2 million, respectively, for the year ended December 31, 2012.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period. See Item 1. “Business — Our Distribution Policies” and Item 1A. “Risk Factors — Company Related Risks.” There can be no assurance that we will be able to achieve anticipated cash flows necessary to maintain distributions at any particular level, or that distributions, if any, will increase over time.

Use of Proceeds from Registered Securities

On April 23, 2010, our Registration Statement (File No. 333-158478), covering a public offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC, and the Offering closed on April 23, 2013.

We have used the net proceeds of our Offering primarily to invest in a portfolio of income-oriented commercial real estate. The use of proceeds from our Offering and borrowings were as follows as of December 31, 2014:

	Total	Payments to Affiliates (1)	Payments to Others
Shares registered	150,000,000
Aggregate price of offering amount registered	$1,500,000,000

Shares sold (2)	8,397,467
Aggregate offering price of amount sold	$83,748,071
Offering expenses (3)	(12,265,815)	$(8,016,528)	$(4,249,287)

Net offering proceeds to the issuer after deducting Offering expenses	71,482,256
Proceeds from borrowings, net of loan costs	54,022,299

Total net offering proceeds and borrowings	125,504,555
Purchases of and additions to real estate assets	(93,832,285)	—	(98,832,285)
Principal payments of debt (4)	(9,037,308)	—	(9,037,308)
Distributions to stockholders (4) (5)	(8,658,956)	(68,109)	(8,590,847)
Payment of acquisition fees and expenses (5)	(4,867,082)	(2,226,784)	(2,640,298)
Redemptions of shares	(1,529,670)	—	(1,529,670)
Payment of operating expenses (4) (5)	(846,794)	(608,528)	(238,266)
Payment of lease costs	(15,927)	—	(15,927)

Unused Offering proceeds (6)	$6,716,533

FOOTNOTES:

(1)	For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer; and to affiliates of the issuer.
(2)	Excludes unregistered shares issued to our Advisor.
(3)	Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which were paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by our Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) that were paid by our Advisor and for which we are not obligated to repay, or amounts deferred under the expense support agreements as described in “Related Party Arrangements” in the accompanying consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(4)	We may pay distributions, debt service and/or operating expenses from the remaining amount of our net proceeds of our Offering. The amounts presented above represent the net proceeds used for such purposes as of December 31, 2014.
(5)	We funded acquisition fees and expenses, including investment services fees, from net proceeds of our Offering. However, for GAAP purposes, such amounts are treated as an expense in calculating our net income (loss) and as a deduction in calculating our net cash provided by (used in) operating activities. For GAAP purposes, we are required to report distributions in excess of net cash provided by operating activities as funded from other sources (i.e., Offering proceeds), regardless of whether amounts included in the calculation of net cash provided by operating activities were funded from other sources. Offering proceeds used to fund distributions to stockholders, as presented in the table above, represents amounts we consider used for such purposes, after taking into account items, such as acquisition fees and expenses, being paid from Offering proceeds.
(6)	The remaining unused Offering proceeds as of December 31, 2014 represents approximately 8.0% of aggregate Offering proceeds.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for Global Income Trust, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2014	2013	2012	2011	2010 (1)
Operating Data:
Revenues	$10,997,716	$11,233,036	$8,346,181	$2,468,101	$—
Operating income (loss) (2)	(786,274)	936,220	(1,023,144)	(2,624,156)	(928,951)
Net loss:
Loss from continuing operations (2)	(4,335,726)	(2,852,272)	(4,473,502)	(3,635,477)	(928,951)
Income (loss) from discontinued operations (3)	(269,312)	459,426	(1,761,086)	—	—

	$(4,605,038)	$(2,392,846)	$(6,234,588)	$(3,635,477)	$(928,951)

Net income (loss) per share (basic and diluted):
From continuing operations (2)	$(0.53)	$(0.36)	$(0.91)	$(2.08)	$(1.78)
From discontinued operations (3)	(0.03)	0.06	(0.36)	—	—

	$(0.56)	$(0.30)	$(1.27)	$(2.08)	$(1.78)

Weighted average number of shares outstanding (basic and diluted) (1)	8,257,410	7,931,165	4,908,673	1,744,849	520,975
Distributions declared (4)	$5,367,243	$5,155,770	$3,199,577	$1,134,137	$83,379
Distributions declared per share (4)	$0.65	$0.65	$0.65	$0.65	$0.16
Net cash provided by (used in) operating activities	$3,698,619	$4,629,744	$(945,936)	$(1,657,332)	$(62,517)
Net cash used in investing activities	$(444,066)	$(601,708)	$(40,357,200)	$(54,859,312)	$—
Net cash provided by (used in) financing activities	$(6,739,054)	$4,175,848	$37,892,489	$54,813,083	$6,994,805

Other Data:
Funds from operations (“FFO”) (5)	3,747,356	4,622,736	(1,769,907)	(2,546,342)	(928,951)
FFO per share	$0.45	$0.58	$(0.36)	$(1.46)	$(1.78)
Modified funds from operations (“MFFO”) (5)	3,075,659	4,572,244	1,147,866	(993,485)	(928,951)
MFFO per share	$0.37	$0.58	$0.23	$(0.57)	$(1.78)
Properties owned at the end of year	9	9	9	3	—

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Real estate investment properties, net	$63,263,152	$66,631,039	$68,972,323	$39,491,392	$—
Assets held for sale	$20,868,983	$24,949,185	$24,552,063	$—	$—
Lease intangibles, net	$13,872,453	$18,178,099	$22,289,496	$13,697,749	$—
Cash and cash equivalents	$6,716,533	$10,282,179	$2,037,120	$5,429,114	$7,132,675
Total assets	$109,752,407	$123,894,032	$121,250,852	$60,561,490	$7,211,670
Mortgage notes payable	$56,095,907	$57,467,718	$56,367,967	$39,538,879	$—
Liabilities associated with assets held for sale	$13,742,627	$15,382,632	$21,767,497	$—	$—
Total liabilities	$72,911,380	$75,956,167	$81,811,077	$41,841,967	$1,064,820
Stockholders’ equity	$36,841,027	$47,937,865	$39,439,775	$18,719,523	$6,146,850

FOOTNOTES:

(1)	Significant operations commenced on October 8, 2010 when we received the minimum offering proceeds and the funds were released from escrow. The results of operations for the year ended December 31, 2010 include only organizational costs incurred on our behalf by our Advisor, and general and administrative expenses. Weighted average number of shares outstanding is presented for the period we were operational.
(2)	As described above in Item 8. “Financial Statements and Supplementary Data” – Note 2. “Summary of Significant Accounting policies,” we evaluate our properties on an ongoing basis to determine whether the value of our real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. During the year ended December 31, 2014, we determined that the carrying value of our Austin property was not recoverable based on our expected holding period and recorded an impairment provision of approximately $1.3 million for the year ended December 31, 2014. We did not record any impairments for the years ended December 31, 2013, 2012, 2011 and 2010, respectively. Refer to Item 8. “Financial Statements and Supplementary Data” – Note 4. “Real Estate Investment Properties, Net” for additional information.
(3)	We evaluated the German portfolio for impairment and determined that the carrying value was not recoverable based on an analysis comparing the sales proceeds, less transaction costs, received in January 2015 to the carrying value of 94.9% of our equity interest in the entities that own our German properties, including cumulative translation adjustments related to foreign currency exchange, as of December 31, 2014. Therefore, we recognized an impairment provision of approximately $0.5 million for the year ended December 31, 2014.
(4)	Distributions are declared by the board of directors and generally are based on various factors, including actual and future expected net cash from operations, FFO and our overall financial condition, among others. For the year ended December 31, 2014, 2013 and 2012, approximately 64%, 83% and 9%, respectively, of distributions declared to stockholders were considered to be funded with cash provided by operations, calculated on a quarterly basis, and approximately 36%, 17% and 91% of distributions, respectively, were considered to be funded from other sources (i.e. Offering proceeds) for GAAP purposes. For the years ended December 31, 2014, 2013 and 2012, approximately 93%, 72% and 100%, respectively, of distributions were considered a return of capital and 7%, 28% and 0%, respectively, were considered taxable for federal income tax purposes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”” for additional information on distributions declared for the years ended December 31, 2014, 2013 and 2012.
(5)	FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP.

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

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” for additional disclosures relating to FFO and MFFO.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were organized as a Maryland corporation on March 4, 2009 and have elected to be taxed, and currently qualify as a REIT for federal income tax purposes.

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

Our Real Estate Portfolio

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. During 2011, we acquired our first three properties: a distribution center outside of Austin in Pflugerville, Texas and two office buildings in Fort Worth, Texas. During 2012, we completed the purchase of five value-retail centers across Germany, as well as a distribution center in Jacksonville, Florida. We focused on assets that we believed would provide a steady income stream and we made investments in select suburban markets that we believed offered investors attractive risk-adjusted returns. Our initial focus on U.S. properties was based on the relative ease with which we could conduct due diligence and acquire assets of relatively small dollar investments and the demographics of the markets we selected. In addition to sound property-level attributes, we carefully reviewed relevant demographic and economic factors that we expect to affect each property location.

As part of our “Exit Strategy” described below, in January 2015, we sold 94.9% of our equity interest in the entities that own our five value-retail centers in Germany and retained a 5.1% non-controlling interest with limited protective rights. As of February 28, 2015, we owned four properties with approximately 1.2 million square feet of leasable space and our portfolio was 100% leased with a weighted average remaining lease term of 6.0 years. Our tenants include Mercedes-Benz Financial Services USA, LLC, DynCorp International, LLC, Samsonite, LLC, and FedEx Ground Package System, Inc. Refer to our “Exit Strategy” section below, for additional information on the Austin Property and our held for sale determination in February 2015.

Debt Financing

Through subsidiaries of our operating partnership that were formed to make our investments, we generally borrowed, on a non-recourse basis, amounts that we believed would maximize the return to our stockholders. The use of non-recourse financing allowed us to improve returns to our stockholders and to limit our exposure on an investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to our assets, outside of the assets of the borrower, or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries act as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation.

Operating Performance

With the completion of our Offering and acquisition phase in 2013, our focus shifted towards building stockholder value. In connection therewith, as described in Item 8. “Financial Statements and Supplementary Data” – Note 6. “Operating Leases” in the accompanying consolidated financial statements, in February 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024. As an incentive for entering into the extended lease term, the tenant was granted four months of “free rent” in 2014, and an additional nine months of “free rent” at the end of the lease term in 2024. Although the lease amendment initially lowered our operating cash flow from this property, we believe the extended lease term increased the value of the property. We continue to pursue value creation opportunities relating to our properties including, but not limited to, seeking lease extensions with other tenants in advance of renewal option periods.

Expense Support from our Advisor

Pursuant to the advisory agreement with our Advisor, our Advisor is entitled to asset management fees and reimbursement of certain personnel-related expenses it incurs on our behalf. For the period April 1, 2012 through December 31, 2013, our Advisor agreed to defer and subordinate receipt of such fees and reimbursements to us meeting certain distribution coverage metrics pursuant to an expense support agreement. Effective January 1, 2014, our Advisor agreed to accept forfeitable restricted stock, in lieu of cash, as payment for such fees and reimbursements if certain distribution coverage metrics are not met, subject to an amended and restated expense support agreement. As a result, our cash from operations has been, and is expected to continue to be positively impacted by expense support provided by our Advisor until such time as the Amended and Restated Expense Support Agreement is terminated by the Advisor. In December 2014, the Advisor agreed to waive all unpaid asset management fees, acquisition fees, and disposition fees for the years ended December 31, 2013 and 2012 as well as the reimbursement of all unpaid expenses incurred by the Advisor for the periods then-ended. For additional information regarding expense support provided by the Advisor, see “Expense Support Agreements” further below.

Distributions

Through the end of 2014, we were able to focus on providing stockholders with attractive and stable cash distributions. Prior to 2013, our distributions were funded primarily with Offering proceeds. Although management believes that the lease amendment entered into for the Jacksonville Distribution Center increased the value of the property as the result of a longer term lease, cash from operations was negatively impacted during the first half of 2014 by a period of “free rent” that was negotiated by the tenant.

With the completion of our acquisition phase and the Amended and Restated Expense Support Agreement in place, cash from operations and FFO are currently expected to fund the majority of our distributions during 2015. Our Advisor could determine to terminate the Amended and Restated Expense Support Agreement upon 120 days’ notice to us, and we may have a number of other unforeseen circumstances that could cause us to have less cash available for distributions. As a result of the reduction in cash from operations in 2014, we funded a portion of our distributions with other sources (i.e., Offering proceeds). In addition, should we not have sufficient cash available from operations to maintain current distributions beyond 2014, we may continue to use other sources (i.e., Offering proceeds) to fund any such shortfalls and/or amend our current distribution policy.

In April 2013, our board of directors determined it was in our best interest to terminate our distribution reinvestment plan; therefore, all distributions paid, commencing in May 2013, have been paid in cash to stockholders. Prior to May 2013, approximately one-third of our monthly distributions were being reinvested in additional shares of common stock by participants of our distribution reinvestment plan. The termination of this plan results in more net cash being required to fund distributions on a monthly basis.

Exit Strategy

Although our board of directors is not required to review or recommend an exit strategy by any certain date, with the completion of our Offering, our Advisor began exploring possible strategic alternatives and our board formed a Special Committee. In connection therewith, in August 2013, the Special Committee engaged STRH as its financial advisor.

In conjunction with the work performed by STRH, in February 2014, we engaged JLL to identify potential strategic alternatives for our German portfolio. In June 2014, our Advisor and Special Committee of the board of directors committed to a plan to sell the German portfolio based on market feedback of potential buyers and ranges of prices for the properties. In December 2014, we entered into an agreement to sell 94.9% of our equity interest in the entities that own the German properties, and will retain a 5.1% non-controlling interest with limited protective rights (i.e. no significant continuing involvement). In connection therewith, as of December 31, 2014, we classified our entities that own the German properties as held for sale and the results of operations therefrom as discontinued operations in the accompanying consolidated financial statements for all periods presented. In January 2015, we completed the sale of 94.9% of our equity interest in the entities that own our German properties. We evaluated the German portfolio for impairment and determined that the carrying value was not recoverable based on an analysis comparing the sales proceeds, less transaction costs, received in January 2015 to the carrying value of the assets, including cumulative translation adjustments related to foreign currency exchange, as of December 31, 2014. Therefore, we recognized an impairment provision of approximately $0.5 million for the year ended December 31, 2014.

We have not determined how we will use the proceeds of the sale of our controlling interest in the entities that own the German portfolio, but expect to assess this in tandem with the continuing dialog among STRH, our Special Committee and management. Our options include a partial liquidating distribution or the reinvestment of such proceeds.

In February 2015, we committed to a plan to sell our Austin Property in Pflugerville, Texas as part of our continuous evaluation of strategic alternatives. We evaluated the Austin Property for impairment and determined that the carrying value was not recoverable based on an analysis comparing estimated and current projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the property’s carrying value as of December 31, 2014. Therefore, we recognized an impairment provision of approximately $1.3 million for the year ended December 31, 2014 in order to write-down the carrying value of the property to an amount equal to our estimated net sales proceeds less transaction costs.

Although the Special Committee has engaged STRH to help us evaluate our strategic alternatives and we have committed to a plan to sell our Austin Property, we are not obligated to enter into any particular transaction. In addition, the timing of when we may pursue a sale of our properties or any other potential strategic event is subject to various items beyond the control of our Advisor or our board of directors, including real estate and market conditions, in general. Any strategic event is at the discretion of the board of directors, and would be subject to our governing documents, which require certain transactions be presented to our stockholders for approval, and in which case, generally require approval of a majority of the shares of our common stock outstanding and entitled to vote.

Liquidity and Capital Resources

General

Since the close of our Offering in April 2013, our primary sources of capital to date have been unused proceeds from our Offering and debt financing.

Subsequent to April 2013, our principal demands for funds have been for:

•	the payment of operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	the payment of distributions.

Equity and Debt Capital

As of December 31, 2014, we had unused Offering proceeds of approximately $6.7 million as compared with approximately $10.3 million of unused Offering proceeds as of December 31, 2013. During 2014, these amounts were primarily used to pay approximately $1.4 million of scheduled principal payments and cover the reduction in operating cash flows related to the approximate $1.2 million of “free rent” in connection with the Jacksonville Distribution Center lease extension in February 2014. We expect to use the remaining cash: (i) to pay operating expenses or debt service during any “free rent” periods granted in connection with extending existing lease terms and/or (ii) to establish a reserve for future working capital and other needs.

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains); therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth.

Borrowings

The following table provides details of our indebtedness as of December 31, 2014 (excluding indebtedness included in liabilities associated with assets held for sale):

Property and Related Loan	Outstanding Principal Balance (in millions)	Interest Rate	Payment Terms	Maturity Date (1)

Jacksonville Distribution Center (2)	$25.3	6.1% per annum	$187,319 monthly principal and interest payments based on a 25-year amortization	9/1/2023

Heritage Commons III (3)	11.4	4.7% per annum	$70,338 monthly principal and interest payments based on a 25-year amortization	7/1/2016

Heritage Commons IV (3)	19.4	6.0% per annum	$132,307 monthly principal and interest payments based on a 25-year amortization	11/1/2016

Total	$56.1

FOOTNOTES:

(1)	Represents the initial maturity date, which may be extended beyond the date shown.
(2)	We assumed an existing secured non-recourse first mortgage loan on the Jacksonville Distribution Center. The existing mortgage may be prepaid, in full but not in part, subject to a reinvestment charge for any prepayment occurring sooner than six months before maturity.
(3)	The mortgage loans may be extended for an additional term not to exceed beyond December 1, 2018 and September 1, 2018 for Heritage Commons III and Heritage Commons IV, respectively, subject to the interest rate increasing to 9.7% per annum for Heritage Commons III and 11.0% per annum for Heritage Commons IV.

Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit aggregate borrowings of up to approximately 75% of the aggregate carrying value of our assets, our intent is to target our aggregate borrowings to between 50% and 60% of the aggregate carrying value of our assets. As of December 31, 2014, we had an aggregate debt leverage ratio of 63.1% of the aggregate carrying value of our assets, excluding our held for sale properties. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings up to the levels described above, and in certain circumstances, in excess of these levels if approved by the board of directors.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements. The loan agreements also contain customary events of default and remedies for the lenders. The borrowers are normally direct or indirect subsidiaries of our operating partnership. As of December 31, 2014, we were in compliance with all of our debt covenants for our mortgage notes payable.

We may seek to refinance our properties, but in doing so may face difficulties if the remaining term of our tenant’s lease obligations is less than five years. For example, the senior loans entered into at the time of our purchase on two of our properties each have an expected maturity in 2016. While each such senior loan contains a provision through which the loan can be extended for approximately two years, the extension triggers a substantial increase in the interest rate. Therefore, unless a strategic exit event happens earlier, we expect to refinance the debt prior to its initial maturity. The terms of any refinancing could be less favorable than the current terms if the properties’ tenants have not exercised their options to extend, or we have not otherwise negotiated an extension of the leases.

We continue to seek opportunities to increase shareholder value through lease extensions. Lease extensions are likely to create an obligation to pay lease commissions and may also provide our tenants with some period of free or reduced rent. Some, but not all of our debt instruments require us to fund reserves that can be used to pay lease commissions but these growing reserves would not necessarily be sufficient to fund all such lease commissions. Therefore, we expect to retain a portion of the remaining unused net proceeds from our Offering for this purpose. Also, any amendment to the terms of existing leases could require approval by the lender providing the loan secured by the related property.

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

Cash from Operating Activities

We generally expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties, which in general is rental income and tenant reimbursements less property operating expenses and property management fees (“NOI”). Due to the nature of our leases, the tenants are responsible for a portion, or in two cases, substantially all, of the property operating expenses; therefore, any increases in property expenses are generally reimbursed by the tenants. In addition, our portfolio had a weighted average remaining lease term of 6.0 years as of December 31, 2014, with approximately 95.9% of our rental revenues scheduled to expire in 2018 or later. Based on this, we do not expect lease turnover or any increase in property expenses to have a significant impact on our cash flow from operations in the near term. However, we are vulnerable to tenant and geographic concentrations because we will only have four leases remaining after the sale of our 94.9% equity interest in the entities that owned our German properties. As a result, a default or non-renewal by one of our significant tenants or economic downturns in certain geographic regions would have a negative impact on our results of operations and cash flow from operations. In addition, we executed a lease amendment for one of our properties, and continue to seek extensions of lease terms, which could result in periods of reduced and/or “free rent” to the tenants. Although we expect that any material modifications to leases could adversely impact our cash from operations in the near term, we anticipate any extensions of existing leases could increase the value of our properties.

We had net cash provided by operating activities for the year ended December 31, 2014 and 2013 of $3.7 million and $4.6 million, respectively, for GAAP purposes, and net cash used in operating activities of $0.9 million for the year ended December 31, 2012, respectively. The reduction in cash flows from operating activities between 2014 and 2013 was primarily the result of a net decrease of approximately $1.0 million in rental income received, which is primarily reflective of approximately $1.2 million used to fund the “free rent” period under the lease extension at the Jacksonville Distribution Center during the year ended December 31, 2014; offset by approximately $0.2 million in scheduled rent increases that occurred subsequent to December 31, 2013 on our other leases. During the years ended December 31, 2014, 2013 and 2012, our cash flows from operations were positively impacted by expense support provided by our Advisor, as described in “Results of Operations – General and Administrative Expenses, Asset Management Fees and Expense Support.”

As of December 31, 2014, the weighted average remaining lease term on our properties is 6.0 years and less than 4.1% of our annualized base rents are set to expire prior to 2018; therefore, we do not expect any significant lease turnover in the near term. However, net cash from operations and FFO will decrease in the future for reduced rents or “free rent” provided to tenants, if we experience increases in our operating expenses or should our Advisor terminate the Amended and Restated Expense Support Agreement (see “Results of Operations – Expense Support”).

Foreign Operations Held for Sale

Approximately 19.0% and 20.1% of our total assets as of December 31, 2014 and 2013, respectively, and 17.9% and 18.4% of our total revenues for the years ended December 31, 2014 and 2013, respectively, related to properties in Germany. We managed foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduced our overall foreign currency exposure to the equity invested and the equity portion of our cash flow. However, because we did not obtain a cash flow hedge, we were vulnerable to changes in exchange rates through completion of the sale in January 2015. During the years ended December 31, 2014 and 2013, we experienced a positive (negative) impact of approximately ($1.1) million and $0.4 million, respectively, relating to unrealized foreign currency translation adjustments.

As a result of the entities that own our German properties being classified as held for sale, the results of operations of these entities are presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In January 2015, we completed the sale of 94.9% of our equity interest in the entities that own the German properties, which resulted in proceeds, net of closing costs, of approximately $8.1 million. We may determine to reinvest the net sales proceeds in additional assets, distribute all or a portion of such net sales proceeds to our investors or otherwise retain or use such amounts as determined by our board of directors. As noted above, for the year ended December 31, 2014, we were negatively impacted by movements in foreign currencies. Based on the subsequent sale of the German properties in January 2015, we determined that the carrying value was not recoverable based on an analysis comparing the sales proceeds, less transaction costs, received in January 2015 to the carrying value of the assets, including cumulative translation adjustments related to foreign currency exchange, as of December 31, 2014. Therefore, we recognized an impairment provision of approximately $0.5 million for the year ended December 31, 2014. Subsequent to January 2015, the impact of future movements in the exchange rate of Euro to U.S. dollars on our financial results is limited to our retained 5.1% non-controlling interest in the entities that own the German properties.

Working Capital

As of December 31, 2014, we had $6.7 million in cash and cash equivalents, primarily from unused net proceeds from our Offering. We will continue to seek opportunities to increase shareholder value through lease extensions. We may also incur customary leasing commissions with any lease extensions, which we would fund from our cash reserves. We intend to retain reserves for future working capital and other needs. Due to the fact that our Offering has closed, we expect to maintain a high level of working capital in the near term.

Repayment of Debt

The majority of our debt outstanding as of December 31, 2014 requires monthly repayment of a portion of the outstanding principal. During 2014, we repaid approximately $1.4 million of our mortgage notes payable. Our scheduled principal amortization in 2015 is approximately $1.4 million.

Distributions

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income (excluding net capital gains) to our stockholders. For the first three quarters of 2014 and the first two quarters of 2013, we had insufficient cash flows from operating activities or funds from operations to fund a significant portion of our distributions; therefore, such amounts were substantially funded from proceeds of our Offering. Our board of directors has authorized a daily distribution of $0.0017808 per share of common stock to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

The payment of distributions is a significant use of cash. Our primary sources of capital for the payment of distributions include net operating income generated by our leases, net of our general and administrative expenses, debt service payments and other operating expenses, and to a lesser extent, other sources (i.e. Offering Proceeds). Our ability to pay distributions is highly dependent upon our tenants paying their rent as contractually due, our ability to keep our properties leased, and minimizing our general and administrative expenses to the extent possible, including the continuance of the Amended and Restated Expense Support Agreement. As a result of the reduction in cash from operations in 2014, we funded a portion of our distributions with other sources (i.e., Offering proceeds). In addition, should we not have sufficient cash available from operations to pay distributions beyond 2014, we may continue to use other sources (i.e., Offering proceeds) to fund any such shortfalls and/or amend our current distribution policy. For additional information on the Amended and Restated Expense Support Agreement, see “Expense Support Agreements” below.

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

The following table presents total cash distributions declared and issued, including cash distributions reinvested in additional shares through our DRP, net cash provided by (used in) operating activities and FFO for each quarter of the years ended December 31, 2014, 2013 and 2012:

	Distributions Declared Daily Per Share	Total Cash Distributions Declared (2)	Distributions Paid (1)		Net Cash Provided by (Used In) Operating Activities (3)	FFO (4)
			Cash	Reinvested via DRP

2014 Quarters
First	$0.0017808	$1,323,429	$1,323,429	$—	$82,503	$1,146,472
Second	0.0017808	1,338,139	1,338,139	—	664,945	762,009
Third	0.0017808	1,352,836	1,352,836	—	1,328,560	964,520
Fourth	0.0017808	1,352,839	1,352,839	—	1,622,611	874,355

Total		$5,367,243	$5,367,243	$—	$3,698,619	$3,747,356

2013 Quarters
First	$0.0017808	$1,125,577	$735,545	$390,032	$227,064	$1,015,923
Second	0.0017808	1,324,515	1,324,515	—	1,470,115	1,136,884
Third	0.0017808	1,352,838	1,352,838	—	1,409,275	1,304,892
Fourth	0.0017808	1,352,840	1,352,840	—	1,523,290	1,165,037

Total		$5,155,770	$4,765,738	$390,032	$4,629,744	$4,622,736

2012 Quarters

First	$0.0017808	$565,867	$382,565	$183,302	$(447,482)	$(704,172)
Second	0.0017808	741,419	493,213	248,206	142,943	25,158
Third	0.0017808	894,148	582,049	312,099	142,035	(442,171)
Fourth	0.0017808	998,143	649,555	348,588	(783,432)	(648,722)

Total		$3,199,577	$2,107,382	$1,092,195	$(945,936)	$(1,769,907)

FOOTNOTES:

(1)	Represents the amount of cash used to fund distributions and the amount of distributions paid which were reinvested in additional shares through our DRP, including amounts paid and shares issued subsequent to the period reported.
(2)	Our net loss was approximately $4.6 million, $2.4 million and $6.2 million and cash distributions declared were approximately $5.4 million, $5.2 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, approximately 36%, 17%, and 91%, respectively, of distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds), as calculated on a quarterly basis, and 64%, 83% and 9%, respectively, were considered to be funded with cash provided by operations for GAAP purposes. For the years ended December 31, 2014, 2013 and 2012, approximately 93%, 72% and 100%, respectively, of distributions were considered a return of capital and 7%, 28% and 0%, respectively, were considered taxable for federal income tax purposes. Because we funded certain amounts from Offering proceeds that were deductions in calculating GAAP net cash from operating activities, such as acquisition fees and expenses, we have calculated the amount of Offering proceeds used to fund distributions after taking these items into account in the presentation of the use of proceeds from our Offering in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Use of Proceeds from Registered Securities.”
(3)	Net cash provided by (used in) operating activities agrees with the consolidated statements of cash flows in our consolidated financial statements. Such amount generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in the applicable period. Further, net cash provided by operating activities for GAAP purposes for the year ended December 31, 2014, includes deductions for straight-line rent adjustments of approximately $1.0 million that are non-recurring and relate to the “free rent” under the lease extension at the Jacksonville Distribution Center. Further, net cash provided by (used in) operating activities for GAAP purposes for the years ended December 31, 2013 and 2012, includes deductions for acquisition fees and expenses of approximately $0.05 million and $3.2 million, respectively, included in net loss but are non-recurring and we consider to be funded from Offering proceeds. No acquisition fees and expenses were incurred in 2014. In addition to net cash provided by (used in) operating activities, the board of directors considers other factors in determining distributions including expected and actual funds from operations and modified funds from operations, as well as other factors.
(4)	See reconciliation of funds from operations in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Modified Funds from Operations.”

Generally, distributions up to the amount of our current or accumulated earnings and profits will be taxable to the recipient stockholders as ordinary income. We currently intend to continue to pay distributions to our stockholders on a monthly basis although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Our board of directors considers a number of factors in its determination of the amount and basis of distributions it declares, including expected and actual net cash flow from operations, FFO, our overall financial condition, our Advisor’s determination in regards to providing expense support, our objective of qualifying as a REIT for U.S. federal income tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as, other factors, including an objective of stable and predictable distributions regardless of the composition.

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

Expense Support Agreements

In March 2012, our board of directors approved an Expense Support and Conditional Reimbursement Agreement with our Advisor (the “Original Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and asset management fees to our Advisor and its affiliates were deferred and subordinated until such time, if any, that (i) our cumulative modified funds from operations (as defined and revised in the Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to our stockholders for the same period. Such reimbursements and payments were further subordinated to our total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts were payable only to the extent it did not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Expense Support Agreement was terminable by the Advisor, but not before December 31, 2013, as amended, and any deferrals were eligible for conditional reimbursement for a period of up to three years from the applicable determination date.

In December 2014, the Advisor agreed to waive all unpaid asset management fees, acquisition fees, and disposition fees for the years ended December 31, 2013 and 2012 as well as the reimbursement of all unpaid expenses incurred by the Advisor for the periods then-ended including approximately $2.8 million in contingent liabilities for amounts previously deferred as of December 31, 2013, under the conditional reimbursement provisions of the Original Expense Support Agreement for which recognition and payment were contingent on subordination conditions of certain performance metrics being met within three years of the applicable deferrals. In addition, the waiver of the unpaid reimbursable expenses prior to March 31, 2012 resulted in a reduction in general and administrative expenses of approximately $0.2 million for the year ended December 31, 2014.

In March 2014, we entered into an Amended and Restated Expense Support, Conditional Reimbursement and Restricted Stock Agreement (the “Amended and Restated Expense Support Agreement”) with our Advisor. Pursuant to the Amended and Restated Expense Support Agreement, effective January 1, 2014, our Advisor has agreed to accept forfeitable restricted shares of our common stock (the “Restricted Stock”) in lieu of cash in payment for up to the full amount of asset management fees and operating-related personnel expenses owed by us to the Advisor under the advisory agreement for services rendered after December 31, 2013. The amount of such expense support will be equal to the positive excess, if any, of (a) aggregate stockholder cash distributions declared in the applicable quarter, over (b) our aggregate modified funds from operations (as defined and revised in the Amended and Restated Expense Support Agreement) for such quarter, determined each calendar quarter on a non-cumulative basis (the “New Expense Support Amount”). The number of shares of Restricted Stock to be issued to the Advisor under the Amended and Restated Expense Support Agreement will be determined by dividing (x) the Expense Support Amount for the applicable quarter, by (y) the most recent price per share of our common stock, or the most recent estimated NAV per share.

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

During the year ended December 31, 2014, approximately $1.2 million in asset management fees (of which $0.2 million related to discontinued operations) and $0.5 million in operating-related personnel expenses were forgone in accordance with the terms of the Amended and Restated Expense Support Agreement and for which Restricted Stock was issued in lieu of cash. In accordance therewith, we determined that approximately 0.18 million shares of Restricted Stock were issuable to the Advisor related to the year ended December 31, 2014, including 0.06 million shares related to the quarter ended December 31, 2014, which will be issued by March 31, 2015. The number of restricted stock shares for the quarter ended December 31, 2014 was determined based on NAV; whereas previously, the number of restricted stock shares was determined based on the public offering price of $10.00 per share.

During the year ended December 31, 2014, we had declared to our Advisor approximately $32,000, in the form of cash distributions related to the Restricted Stock which was recognized as compensation expense and included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2014.

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

Subsequent Event – Austin Property Held for Sale

In February 2015, we committed to a plan to sell our Austin Property in Pflugerville, Texas as part of our continuous evaluation of strategic alternatives. We evaluated the Austin Property for impairment and determined that the carrying value was not recoverable based on an analysis comparing estimated and current projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the property’s carrying value as of December 31, 2014. Therefore, we recognized an impairment provision as of approximately $1.3 million for the year ended December 31, 2014 as discussed further in “Results of Operations – Impairment provisions.” In March 2015, we entered into a purchase and sale agreement to sell our Austin Property for approximately $2.7 million.

Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. As described above, in December 2014, we entered into an agreement to sell 94.9% of our equity interest in the entities that own our properties located in Germany and, as such, the results of operations for these properties are included in income (loss) from discontinued operations in the accompanying statement of operations for all periods presented. We sold 94.9% of our equity interest in January 2015, as described in Item 8. “Financial Statements and Supplementary Data” – Note 16. “Subsequent Events.”

As of December 31, 2014, we owned four real estate investment properties (excluding our properties held for sale) and our continuing operations portfolio was 100% leased under operating leases. For more information on our properties and leases see Item 2. “Properties.”

In understanding our operating results in the accompanying financial statements and our expectations about 2015 and beyond, it is important to understand how the purchase of our German assets in 2012 and the subsequent sale in 2015 will impact our results. The chart below illustrates our net losses and property-level NOI for the years ended December 31, 2014, 2013 and 2012, and the amount invested in properties as of December 31, 2014, 2013 and 2012 (in millions):

	December 31,	December 31,	December 31,
	2014	2013	2012
Total revenues	$11.0	$11.3	$8.3
Less:
Property operating expenses	2.8	2.6	2.6
Property management fees	0.3	0.3	0.2

NOI	7.9	8.4	5.5
Less:
General and administrative expenses	1.2	1.6	1.8
Acquisition fees and expenses	—	—	0.9
Asset management fees	—	1.0	0.6
Depreciation and amortization	6.2	6.2	4.2
Adjustment to contingent purchase price consideration	—	0.1	—
Impairment provision	1.3	—	—
Expense support	—	(1.5)	(1.0)
Other expenses, net of other income	3.4	3.8	3.3
Income tax expense	0.1	0.1	—

Loss from continuing operations	(4.3)	(2.9)	(4.3)
Income (loss) from discontinued operations	(0.3)	0.5	(1.9)

Net loss	$(4.6)	$(2.4)	$(6.2)

Invested in properties, end of period	$120.6	$120.6	$120.6

Fiscal year ended December 31, 2014 as compared to fiscal year ended December 31, 2013

Revenues. Rental revenue and tenant reimbursements were approximately $9.6 million and $1.4 million, respectively, for the year ended December 31, 2014, as compared to approximately $10.0 million and $1.3 million, respectively, for the year ended December 31, 2013. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred.

Revenues decreased during the year ended December 31, 2014 primarily as a result of the February 2014 amendment and extension of the lease for our Jacksonville Distribution Center as described in Item 8. “Financial Statements and Supplementary Data” – Note 6. “Operating Leases” in the accompanying financial statements. Although the amendment was entered into in connection with extending the lease term to increase the potential value of the property, it resulted in lower straight-lined rent recognized over the term of the lease for GAAP purposes.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2014 were approximately $2.8 million, as compared to approximately $2.6 million for the year ended December 31, 2013. These expenses include property taxes, utilities and other costs that we are responsible for paying to operate our properties, some of which are reimbursable by the tenants with reimbursed amounts included in revenues. In general, as property operating expenses increase, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. However, in some cases we may not be able to pass the full amount of any such increase to our tenants. Two of our properties are leased on either a triple-net or net basis whereby the tenants are responsible for procuring and paying third parties directly for certain property operating expenses, including real estate taxes, insurance, utilities and other property operating expenses. Property operating expenses incurred and paid directly to third parties by these tenants are not included in our property operating expenses due to these amounts being the obligations of our tenants. In the event these tenants fail to meet their obligations to pay these expenses, we would be responsible for certain of these expenses such as, real estate taxes of approximately $0.7 million per year. Accordingly, in such event, property operating expenses would increase.

General and Administrative Expenses. During the year ended December 31, 2014, general and administrative expenses totaled $1.9 million. However, approximately $0.5 million of such amounts were foregone in accordance with the Amended and Restated Expense Support Agreement coupled with an additional reduction of approximately $0.2 million reduction related to the Advisor waiving unpaid reimbursable expenses, described above, for the year ended December 31, 2014. As described above, the Restricted Stock was valued at zero during the year ended December 31, 2014, and as such, only the net amount of approximately $1.2 million was recognized as general and administrative expenses for accounting purposes. General and administrative expenses are comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. See “Expense Support” above for additional information on the Amended and Restated Expense Support Agreement.

We incurred approximately $1.6 million in general and administrative expenses during the year ended December 31, 2013. Under the Original Expense Support Agreement, approximately $0.5 million, was deferred and subordinated to us meeting certain performance metrics. These charges were included in general and administrative expenses and the deferral of such amounts were included in the expense support credit in the accompanying statements of operations.

Asset Management Fees. During the year ended December 31, 2014, asset management fees totaled $1.0 million. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management. However, all of the asset management fees were foregone in accordance with the Amended and Restated Expense Support Agreement, described above. As described in above, the Restricted Stock was valued at zero during the year end December 31, 2014, and as such, no asset management fee expense was recognized.

We incurred approximately $1.0 million asset management fees payable to our Advisor during the year ended December 31, 2013. Under the Original Expense Support Agreement, all of the asset management fees for the period April 1, 2012 through December 31, 2013, were deferred and subordinated to us meeting certain performance metrics. These charges were included in asset management fee expense and the deferral of such amounts was included in the expense support credit in the accompanying statements of operations. In December 2014, the Advisor agreed to waive all unpaid asset management fees, acquisition fees, and disposition fees for the years ended December 31, 2013 and 2012.

As a result of our January 2015 sale of 94.9% of our equity interest in the entities that own our German properties, we anticipate a reduction in 2015 of asset management fees incurred. We currently anticipate all or a significant portion of asset management fees for 2015 will be paid in the form of Restricted Stock in accordance with the terms of the Amended and Restated Expense Support Agreement, thereby resulting in the continued reduction of asset management fees expense in our financial results. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement.

Property Management Fees. We incurred approximately $0.3 million in property management fees payable to our Property Manager and sub-property managers during each of the years ended December 31, 2014 and 2013, for services in managing our property operations. Property management fees generally range from 1.5% to 4.5% of property revenues.

Impairment Provision. In February 2015, we committed to a plan to sell our Austin Property in Pflugerville, Texas as part of our continuous evaluation of strategic alternatives. We evaluated the Austin Property for impairment and determined that the carrying value was not recoverable based on an analysis comparing estimated and current projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the property’s carrying value as of December 31, 2014. Therefore, we recognized an impairment provision of approximately $1.3 million for the year ended December 31, 2014. There was no such impairment for the year ended December 31, 2013.

Depreciation and Amortization. Depreciation and amortization for each of the years ended December 31, 2014 and 2013 was approximately $6.2 million.

Expense Support. For the year ended December 31, 2013, approximately $1.0 million and $0.5 million in asset management fees and operating-related personnel expenses, respectively, were deferred and subordinated in accordance with the terms of the Original Expense Support Agreement. In 2014, the Original Expense Support Agreement was amended and restated. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement. In December 2014, the Advisor agreed to waive all unpaid asset management fees, acquisition fees, and disposition fees for the years ended December 31, 2013 and 2012 as well as the reimbursement of all unpaid expenses incurred by the Advisor for the periods then-ended including approximately $2.8 million in contingent liabilities for amounts deferred and subordinated under the Original Expense Support Agreement.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2014 was approximately $3.5 million, as compared to approximately $3.8 million for the year ended December 31, 2013. The decrease in our weighted average interest rate was primarily the result of repaying our $4.0 million mezzanine loan in March 2013 relating to one of our properties, which bore interest at a rate of 11% per annum, and repaying our credit facility balance of $0.8 million in January 2013.

Provision for Income Taxes. During each of the years ended December 31, 2014 and 2013, we recognized state income tax expenses related to our properties in Texas, resulting in a net tax expense of approximately $0.1 million.

Analysis of Discontinued Operations. During the year ended December 31, 2014, we established our intent to sell our five German properties. We entered into a share purchase agreement for the sale of 94.9% of our equity interest in the entities that own our German properties, as described above in “Foreign Operations Held for Sale.” As a result, we accounted for the revenues and expenses associated with the entities that own our German properties as discontinued operations for all periods presented in accordance with GAAP. In addition, we discontinued recording depreciation and amortization expense on these properties with the determination in June 2014 to seek the sale of the assets of these entities.

We completed the sale of 94.9% of our equity interest in these entities in January 2015 and, as of December 31, 2014, we evaluated the German portfolio for impairment and determined that the carrying value was not recoverable based on an analysis comparing the sales proceeds, less transaction costs, received in January 2015 to the carrying value of the assets, including all cumulative translation adjustments on foreign currency exchange. Therefore, we recognized an impairment provision of approximately $0.5 million for the year ended December 31, 2014.

Income (loss) from discontinued operations net of tax was ($0.3) million and $0.5 million during the years ended December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, we recognized approximately $0.4 million and $4,000, respectively, of income tax expense. Income tax expense for the German operations was higher in 2014, because during the second quarter of 2014, it was deemed more likely than not that the deferred tax assets related to our German operations will not be realized due to our current and foreseeable operations and a full valuation was recognized.

Fiscal year ended December 31, 2013 as compared to fiscal year ended December 31, 2012

Revenues. Rental revenue and tenant reimbursements were approximately $10.0 million and $1.3 million, respectively, for the year ended December 31, 2013, as compared to approximately $7.1 million and $1.2 million, respectively, for the year ended December 31, 2012. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred. The increase in rental revenues and tenant reimbursements was due to the properties purchased during 2012 being operational for the full year in 2013.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2013 and 2012 were approximately $2.6 million. These expenses include property taxes, utilities and other costs that we are responsible for paying to operate our properties, some of which are reimbursable by the tenants with reimbursed amounts included in revenues.

General and Administrative Expenses. General and administrative expenses for each of the year ended December 31, 2013 were approximately $1.6 million, as compared to $1.8 million for the year ended December 31, 2012. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. Under the Expense Support Agreement, described below, all of the reimbursable operating-related personnel expenses of affiliates of our Advisor for the period April 1, 2012 through December 31, 2013, were deferred and subordinated to our achieving certain performance metrics. For the years ended December 31, 2013 and 2012, we deferred approximately $0.5 million and $0.5 million, respectively, of operating-related personnel expenses in accordance with this agreement. These charges are included in general and administrative expenses and the deferral of such amounts is included in the expense support credit in the accompanying statement of operations. See “Expense Support” below.

Acquisition Fees and Expenses. Acquisition fees and expenses were approximately $0.9 million for the year ended December 31, 2012 and consisted primarily of investment services fees paid to our Advisor and acquisition expenses, such as legal and other closing costs in connection with our property acquisitions. There were no such expenses incurred for the year ended December 31, 2013.

Asset Management Fees. We incurred approximately $1.0 million and $0.6 million in asset management fees payable to our Advisor or sub-advisors during the years ended December 31, 2013 and 2012, respectively. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management; therefore, these fees increased due to the properties acquired during 2012 being operational for a full year. Under the Expense Support Agreement, all of the asset management fees for the period April 1, 2012 through December 31, 2013, were deferred and subordinated to certain performance metrics in accordance with the Expense Support Agreement. See “Expense Support” below.

Property Management Fees. We incurred approximately $0.3 million in property management fees payable to our Property Manager and sub-property managers during the year ended December 31, 2013, as compared to $0.2 million during the year ended December 31, 2012, for services in managing our property operations. Property management fees generally range from 1.5% to 4.5% of property revenues, and increased during 2013 as a result of the increase in rental revenues and tenant reimbursements.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013 was approximately $6.2 million, as compared to approximately $4.2 million for the year ended December 31, 2012. The increase in expense was primarily the result of our buildings, improvements and in-place leases of our properties placed in service in 2012 being operational for a full year in 2013.

Expense Support. For the years ended December 31, 2013 and 2012, approximately $1.0 million and $0.6 million, respectively, in asset management fees and $0.5 million and $0.4 million, respectively, in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Original Expense Support Agreement. These contingently deferred and subordinated amounts were waived in December 2014.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the year ended December 31, 2013 was approximately $3.8 million, as compared to approximately $3.3 million for the year ended December 31, 2012. Our average debt outstanding during the year ended December 31, 2013 increased to $58.1 million from $45.7 million during 2012, resulting in an approximately $0.5 million increase in interest expense and loan cost amortization.

Adjustment of Contingent Purchase Price Consideration. At the time we acquired our Jacksonville Distribution Center, approximately $1.0 million of the purchase price was placed in an escrow account as contingent purchase price consideration in the event of non-renewal of the property lease through 2023 by the tenant. At that time, although we believed a tenant renewal was likely, an asset of $0.1 million was recorded to reflect what we viewed as a probability-based reduction in the purchase price. During the year ended December 31, 2013, based on then-current discussions with the tenant and a high probability that the tenant renewal will be likely, we determined that the $1.0 million purchase price placed in escrow will be released to the seller. As a result, we reduced the fair value of the asset by $0.1 million and recognized a contingent purchase price consideration adjustment on the Jacksonville Distribution Center of approximately $0.1 million, which is included as an expense in the accompanying consolidated statements of operations. In February 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024.

Provision for Income Taxes. During the year ended December 31, 2013 and 2012, we recognized state income tax expenses related to our properties in Texas, resulting in a net tax expense of approximately $0.06 million and $0.05 million, respectively.

Analysis of Discontinued Operations. As noted above, we accounted for the revenues and expenses associated with our entities that own our German properties, as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax was approximately $0.5 million and $(1.9) million for the years ended December 31, 2013 and 2012, respectively, and fluctuation across periods resulted primarily from approximately $2.3 million acquisition fees and expenses, such as legal and other closing costs, and investment services fees paid to our Advisor in connection with our acquisition of the German properties in 2012.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the years ended December 31, 2014, 2013 and 2012, our MFFO is FFO, excluding acquisition fees and expenses, straight-line rent adjustments, the amortization of above- and below-market leases, realized gains or losses from the early extinguishment of debt and adjustments related to contingent purchase price considerations, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following tables present a reconciliation of net loss to FFO and MFFO for the quarters ended:

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total

Net loss	$(575,502)	$(989,309)	$(589,145)	$(2,451,082)	$(4,605,038)
Adjustments:
Impairment provisions: (1)
Continuing operations	—	—	—	1,253,688	1,253,688
Discontinued operations	—	—	—	514,867	514,867
Depreciation and amortization (including amortization of in place lease intangible assets):
Continuing operations	1,551,885	1,551,885	1,553,665	1,556,882	6,214,317
Discontinued operations	170,089	199,433	—	—	369,522

FFO	1,146,472	762,009	964,520	874,355	3,747,356
Amortization of above/below market lease intangible assets: (2)
Continuing operations	70,756	70,757	70,757	70,757	283,027
Discontinued operations	6,231	11,322	—	—	17,553
Straight-line rent adjustments: (3)
Continuing operations	(592,018)	(538,235)	85,700	85,699	(958,854)
Discontinued operations	(4,862)	(8,561)	—	—	(13,423)

MFFO	$626,579	$297,292	$1,120,977	$1,030,811	$3,075,659

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	8,257,410	8,257,410	8,257,410	8,257,410

Net loss per share (basic and diluted)	$(0.07)	$(0.12)	$(0.07)	$(0.30)	$(0.56)

FFO per share (basic and diluted)	$0.14	$0.09	$0.12	$0.11	$0.45

MFFO per share (basic and diluted)	$0.08	$0.04	$0.14	$0.12	$0.37

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total

Net loss	$(747,293)	$(624,309)	$(459,594)	$(561,650)	$(2,392,846)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets):
Continuing operations	1,550,905	1,551,301	1,551,537	1,551,537	6,205,280
Discontinued operations	212,311	209,893	212,949	175,149	810,302

FFO	1,015,923	1,136,885	1,304,892	1,165,036	4,622,736

Acquisition fees and expenses: (4)
Continuing operations	193	2,777	—	(2,766)	204
Discontinued operations	33,500	8,125	1,727	14,742	58,094
Amortization of above/below market lease intangible assets: (2)
Continuing operations	70,756	70,757	70,757	70,757	283,027
Discontinued operations	1,502	1,484	1,506	45,246	49,738
Straight-line rent adjustments: (3)
Continuing operations	(178,772)	(178,770)	(178,771)	(75,652)	(611,965)
Discontinued operations	(23,490)	803	6,337	(20,874)	(37,224)
Realized loss on early extinguishment of debt: (5)
Continuing operations	99,134	—	—	—	99,134
Adjustment related to contingent purchase price consideration: (6)
Continuing operations	—	—	—	108,500	108,500

MFFO	$1,018,746	$1,042,061	$1,206,448	$1,304,989	$4,572,244

Weighted average number of shares of common stock outstanding (basic and diluted)	7,021,861	8,173,289	8,257,410	8,257,410	7,931,165

Net loss per share (basic and diluted)	$(0.11)	$(0.08)	$(0.06)	$(0.07)	$(0.30)

FFO per share (basic and diluted)	$0.14	$0.14	$0.16	$0.14	$0.58

MFFO per share (basic and diluted)	$0.15	$0.13	$0.15	$0.16	$0.58

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total

Net loss	$(1,607,899)	$(910,096)	$(1,376,890)	$(2,339,703)	$(6,234,588)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets):
Continuing operations	887,460	887,447	887,447	1,550,758	4,213,112
Discontinued operations	16,267	47,807	47,272	140,223	251,569

FFO	(704,172)	25,158	(442,171)	(648,722)	(1,769,907)
Acquisition fees and expenses: (4)
Continuing operations	9,966	23,586	64,892	824,231	922,675
Discontinued operations	569,135	172,153	818,464	724,263	2,284,015
Amortization of above/below market lease intangible assets: (2)
Continuing operations	16,086	16,086	16,086	70,757	119,015
Discontinued operations	497	1,461	1,444	1,472	4,874
Straight-line rent adjustments: (3)
Continuing operations	(81,834)	(81,834)	(81,834)	(167,304)	(412,806)

MFFO	$(190,322)	$156,610	$376,881	$804,697	$1,147,866

Weighted average number of shares of common stock outstanding (basic and diluted)	3,491,865	4,572,840	5,456,976	6,094,775	4,908,673

Net loss per share (basic and diluted)	$(0.46)	$(0.20)	$(0.25)	$(0.38)	$(1.27)

FFO per share (basic and diluted)	$(0.20)	$0.01	$(0.08)	$(0.11)	$(0.36)

MFFO per share (basic and diluted)	$(0.05)	$0.03	$0.07	$0.13	$0.23

FOOTNOTES:

(1)	While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(5)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating.
(6)	Management believes that the elimination of the adjustment related to contingent purchase price consideration expensed for GAAP purposes is appropriate because the adjustment is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

MFFO for the year ended December 31, 2014 was significantly impacted by both the lease extension at the Jacksonville Distribution Center and a valuation allowance recorded on the deferred tax assets related to our German properties:

•	In February 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024 and, among other things, granted “free rent” for the period from February 2014 through May 2014. Although the lease extension reduced our MFFO, we believe it enhanced the value of our property. Moreover, approximately $1.0 million for year ended December 31, 2014 has been recognized as non-cash revenues in the accompanying consolidated statements of operations, which is comprised of approximately $1.2 million in “free rent” offset by approximately $0.2 million in straight-line rent adjustments that have been deducted from MFFO as non-cash straight-line rent adjustments as compared to approximately $0.4 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2012.

•	During the year ended December 31, 2014, we recognized approximately $0.4 million of income tax expense when we determined the deferred tax assets related to our German operations were no longer more likely than not to be realized because of our intention to sell these properties. Although non-recurring in nature, MFFO for the year ended December 31, 2014, has not been adjusted for the resulting non-cash charge. Similarly, for the year ended December 31, 2012, we received an approximate $0.3 million income tax benefit which resulted from the deferred tax asset establishment for which we did not make an MFFO adjustment for the resulting non-cash charge.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of December 31, 2014:

	For the Period Ending December 31,
	2015	2016-2017	2018-2019	Thereafter	Total
Mortgages and other notes payable (principal and interest) (1)	$4,609,239	$35,964,239	$4,495,654	$25,544,249	$70,613,381

Total	$4,609,239	$35,964,239	$4,495,654	$25,544,249	$70,613,381

FOOTNOTES:

(1)	For the purpose of the contractual obligation table above, management assumed that the principal amounts outstanding on two of the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

Related Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 10, “Related Party Arrangements” in the accompanying consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the various related party transactions, agreements and fees.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant assumptions are made in the allocation of purchase price, analysis of real estate impairments, contingent assets and liabilities and the valuation of Restricted Stock issued to the Advisor. Actual results could differ from those estimates.

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

Real estate owned, as of December 31, 2014, is leased to tenants on a triple-net, net or modified gross basis, whereby the tenant is responsible for some or all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for as operating leases. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

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

Impairment of Real Estate Assets and Real Estate Held for Sale

Real estate assets and real estate held for sale are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life, to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property.

In evaluating our real estate assets and real estate held for sale for impairment, management will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. If we used different estimates and assumptions, the carrying value might vary significantly, which could be material to our financial statements.

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

The following is a schedule of our fixed rate debt maturities (excluding indebtedness reflected in liabilities associated with assets held for sale) for each of the next five years, and thereafter (principal maturities only):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value¹
Fixed rate debt	$1,428,482	$30,882,372	$824,418	$875,963	$930,732	$21,153,940	$56,095,907	$58,100,000

Total debt	$1,428,482	$30,882,372	$824,418	$875,963	$930,732	$21,153,940	$56,095,907	$58,100,000

	2015	2016	2017	2018	2019	Thereafter	Total
Weighted average fixed interest rates of maturities	5.79%	5.54%	6.08%	6.08%	6.08%	6.08%	5.78%

FOOTNOTE:

(1)	The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

During 2014 and through the sale of 94.9% of our equity interest in the entities that own our German properties in January 2015, we were exposed to risk from the effects of foreign currency exchange rate movements and were negatively impacted by movements in foreign currencies. As of December 31, 2014, we determined that the carrying value of our German portfolio was not recoverable based on an analysis comparing the sales proceeds, less transaction costs, received in January 2015 to the carrying value of the assets, including cumulative translation adjustments related to foreign currency exchange. Therefore, we recognized an impairment provision of approximately $0.5 million for the year ended December 31, 2014, which was primarily reflective of the approximate $0.6 million of accumulated other comprehensive loss recorded in the accompanying consolidated financial statements as of December 31, 2014. Subsequent to January 2015 and in future periods, our exposure to the impact of future movements in the exchange rate of Euro to U.S. dollars on our financial results is limited to our retained 5.1% non-controlling interest in the entities that own the German properties.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Global Income Trust, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Income Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedules listed in the index under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Orlando, Florida
March 13, 2015

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Real estate investment properties, net	$63,263,152	$66,631,039
Assets held for sale	20,868,983	24,949,185
Lease intangibles, net	13,872,453	18,178,099
Cash and cash equivalents	6,716,533	10,282,179
Restricted cash	2,231,728	1,877,461
Deferred rent	2,051,321	1,092,466
Loan costs, net	482,643	647,468
Other assets	265,594	236,135

Total assets	$109,752,407	$123,894,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$56,095,907	$57,467,718
Liabilities associated with assets held for sale	13,742,627	15,382,632
Real estate taxes payable	1,030,510	1,030,510
Accounts payable and accrued expenses	826,606	573,440
Unearned rent	704,788	823,343
Other liabilities	455,848	455,848
Due to related parties	55,094	222,676

Total liabilities	72,911,380	75,956,167

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 8,419,689 shares issued and 8,257,410 shares outstanding	82,575	82,575
Capital in excess of par value	70,070,012	70,070,012
Accumulated distributions	(14,940,106)	(9,572,863)
Accumulated deficit	(17,796,900)	(13,191,862)
Accumulated other comprehensive income (loss)	(574,554)	550,003

Total stockholders’ equity	36,841,027	47,937,865

Total liabilities and stockholders’ equity	$109,752,407	$123,894,032

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012

Revenues:
Rental income from operating leases	$9,606,008	$9,973,130	$7,107,385
Tenant reimbursement income	1,391,708	1,259,906	1,238,796

Total revenues	10,997,716	11,233,036	8,346,181

Expenses:
Property operating expenses	2,793,715	2,622,543	2,643,577
General and administrative	1,229,520	1,625,306	1,757,024
Acquisition fees and expenses	—	204	922,675
Asset management fees	—	968,077	613,882
Property management fees	292,750	293,241	227,118
Adjustment to contingent purchase price consideration	—	108,500	—
Impairment provision	1,253,688	—	—
Depreciation and amortization	6,214,317	6,205,280	4,213,113

Total expenses	11,783,990	11,823,151	10,377,389

Expense support	—	(1,526,335)	(1,008,064)

Net expenses	11,783,990	10,296,816	9,369,325

Operating income (loss)	(786,274)	936,220	(1,023,144)

Other income (expense):
Interest and other income (expense)	(25,864)	51,194	4,743
Interest expense and loan cost amortization	(3,467,071)	(3,783,963)	(3,275,752)

Total other expense	(3,492,935)	(3,732,769)	(3,271,009)

Loss from continuing operations before income taxes	(4,279,209)	(2,796,549)	(4,294,153)

Income tax expense	(56,517)	(55,723)	(45,030)

Loss from continuing operations	(4,335,726)	(2,852,272)	(4,339,183)

Income (loss) from discontinued operations, net of tax	(269,312)	459,426	(1,895,405)

Net loss	$(4,605,038)	$(2,392,846)	$(6,234,588)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.53)	$(0.36)	$(0.88)
Discontinued operations	(0.03)	0.06	(0.39)

	$(0.56)	$(0.30)	$(1.27)

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	7,931,165	4,908,673

See accompanying notes to consolidated financial statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013	2012

Net loss	$(4,605,038)	$(2,392,846)	$(6,234,588)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(1,124,557)	396,691	153,312

Total other comprehensive income (loss)	(1,124,557)	396,691	153,312

Comprehensive loss	$(5,729,595)	$(1,996,155)	$(6,081,276)

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at January 1, 2012	2,879,077	$28,791	$24,472,676	$(1,217,516)	$(4,564,428)	$—	$18,719,523
Subscriptions received for common stock through public offering and distribution reinvestment plan	3,559,367	35,593	35,488,523	—	—	—	35,524,116
Redemptions of common stock	(32,064)	(321)	(309,773)	—	—	—	(310,094)
Stock issuance and offering costs	—	—	(5,212,917)	—	—	—	(5,212,917)
Net loss	—	—	—	—	(6,234,588)	—	(6,234,588)
Other comprehensive income	—	—	—	—	—	153,312	153,312
Distributions declared ($0.0017808 per share per day)	—	—	—	(3,199,577)	—	—	(3,199,577)

Balance at December 31, 2012	6,406,380	64,063	54,438,509	(4,417,093)	(10,799,016)	153,312	39,439,775
Subscriptions received for common stock through public offering and distribution reinvestment plan	1,981,245	19,814	19,709,534	—	—	—	19,729,348
Redemptions of common stock	(130,215)	(1,302)	(1,218,273)	—	—	—	(1,219,575)
Stock issuance and offering costs	—	—	(2,859,758)	—	—	—	(2,859,758)
Net loss	—	—	—	—	(2,392,846)	—	(2,392,846)
Other comprehensive income	—	—	—	—	—	396,691	396,691
Distributions declared ($0.0017808 per share per day)	—	—	—	(5,155,770)	—	—	(5,155,770)

Balance at December 31, 2013	8,257,410	82,575	70,070,012	(9,572,863)	(13,191,862)	550,003	47,937,865
Net loss	—	—	—	—	(4,605,038)	—	(4,605,038)
Other comprehensive loss	—	—	—	—	—	(1,124,557)	(1,124,557)
Distributions declared ($0.0017808 per share per day)	—	—	—	(5,367,243)	—	—	(5,367,243)

Balance at December 31, 2014	8,257,410	$82,575	$70,070,012	$(14,940,106)	$(17,796,900)	$(574,554)	$36,841,027

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(4,605,038)	$(2,392,846)	$(6,234,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,583,839	7,015,582	4,464,681
Amortization of above-market lease intangibles	300,580	332,765	123,889
Amortization of loan costs	200,111	239,192	358,437
Adjustment related to contingent purchase price consideration	—	108,500	—
Loss on early extinguishment of debt	—	99,134	132,539
Impairment provisions	1,768,555	—	—
Deferred income taxes	306,572	(41,521)	(282,444)
Straight-line rent adjustments	(972,277)	(649,189)	(412,806)
Changes in operating assets and liabilities:
Other assets	(66,910)	111,605	(345,232)
Accounts payable and accrued expenses	445,612	(275,808)	606,817
Due to related parties	(143,870)	(611,516)	262,974
Unearned rent	(118,555)	240,514	215,438
Real estate taxes payable	—	453,332	164,359

Net cash provided by (used in) operating activities	3,698,619	4,629,744	(945,936)

Investing activities:
Acquisition of properties	—	—	(39,585,536)
Payment of lease costs	(15,927)	—	—
Capital expenditures	(98,349)	(35,052)	(13,880)
Changes in restricted cash	(329,790)	(566,656)	(757,784)

Net cash used in investing activities	(444,066)	(601,708)	(40,357,200)

Financing activities:
Subscriptions received for common stock through public offering and distribution reinvestment plan	—	19,729,348	35,524,116
Borrowings under credit facility	—	—	2,000,000
Repayments on credit facility	—	(820,000)	(4,000,000)
Proceeds from mortgage notes payable	—	—	14,156,637
Repayments of mortgage notes payable	(1,371,811)	(5,266,608)	(713,916)
Payment of stock issuance and offering costs	—	(2,910,158)	(5,230,141)
Distributions to stockholders	(5,367,243)	(5,049,499)	(2,998,829)
Redemptions of common stock	—	(1,266,272)	(263,398)
Payment of loan costs	—	(240,963)	(581,980)

Net cash provided by (used in) financing activities	(6,739,054)	4,175,848	37,892,489

Effect of exchange rate fluctuation on cash	(81,145)	41,175	18,653

Net increase (decrease) in cash and cash equivalents	(3,565,646)	8,245,059	(3,391,994)
Cash and cash equivalents at beginning of year	10,282,179	2,037,120	5,429,114

Cash and cash equivalents at end of year	$6,716,533	$10,282,179	$2,037,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,779,119	$3,697,320	$2,787,665

Cash paid for taxes	$88,190	$56,396	$28,292

Supplemental disclosure of non-cash investing and financing transactions:
Amounts incurred but not paid:
Loan costs	$—	$—	$240,963

Lease costs	$33,231	$—	$—

Stock issuance and offering costs	$—	$—	$50,400

Distributions declared and unpaid	$455,848	$455,848	$349,577

Redemptions	$—	$—	$46,696

Assets acquired with assumption of debt with purchase of real estate	$—	$—	$26,729,364

See accompanying notes to consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

1.	Business and Organization

Global Income Trust, Inc. was organized in Maryland on March 4, 2009. The term “Company” includes, unless the context otherwise requires, Global Income Trust, Inc., Global Income, LP, a Delaware limited partnership (“Operating Partnership”), Global Income GP, LLC and other subsidiaries of the Company. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010. The Company was formed to own and operate a portfolio of income-oriented commercial real estate and real estate-related assets on a global basis.

The Company is externally advised by CNL Global Income Advisors, LLC (“Advisor”) and its property manager is CNL Global Income Managers, LLC (“Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor (“Sponsor”). CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. In addition, certain unrelated sub-property managers have been engaged by the Company or sub-property managers to provide certain property management services.

On April 23, 2010, the Company commenced its initial public offering (“Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The Offering expired and closed on April 23, 2013. As of April 23, 2013, the Company had received aggregate offering proceeds of approximately $83.7 million, including proceeds received through the Company’s distribution reinvestment plan.

The Company has completed its Offering and, given that it expects that its sources of capital and liquidity will be limited in the near term, has begun to explore strategic alternatives. Possible strategic alternatives may include the sale of either the Company or some or all of its assets, potential merger opportunities, or a combination of various alternatives. The financial statements have been prepared under the assumption that the Company has no immediate plans, other than disclosed, that would indicate a need to adjust the carrying value of its reported assets and liabilities or that affect the Company’s anticipated ability to meet its contractual obligations as they become due.

On January 20, 2015, the Company’s board of directors approved $7.43 as the estimated net asset value per share of the Company’s common stock as of December 31, 2014, exclusive of any portfolio premium and based on estimated year end balances.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Assets and Associated Liabilities Held For Sale – Assets and liabilities that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. The Company classifies assets and liabilities as held for sale once management has the authority to approve and commits to a plan to sell, the assets and liabilities are available for immediate sale, an active program to locate a buyer and the sale of the assets and liabilities are probable and transfer of the assets and liabilities are expected to occur within one year. Upon the determination of the assets and liabilities classified as held for sale or sold, the depreciation and amortization of the assets and liabilities will terminate. The related results from operations of assets and associated liabilities held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished both operationally and financially from the ongoing operations, if such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and if the Company will not have any significant continuing involvement subsequent to the sale.

Intangible Assets – Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life, including renewal periods for below-market leases. Above-market or below-market lease intangibles are amortized to rental income over the estimated remaining terms of the respective leases. In-place lease intangibles are amortized over the remaining terms of the respective leases and charged to depreciation and amortization. If a lease were to be terminated prior to its scheduled expiration, all unamortized amounts related to the lease would be written off. Intangible assets are evaluated for impairment on an annual basis or upon a triggering event.

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

As of December 31, 2014, certain of the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash – Certain amounts of cash are deposited in a lockbox with the lender or are restricted to fund future expenditures for the Company’s real estate properties. Such amounts have been classified as restricted cash on the consolidated balance sheets.

Foreign Currency Translation – The accounting records for the Company’s consolidated subsidiaries that own the properties in Germany are maintained in the functional currency (Euro), and revenues and expenses are translated using the average exchange rates during the applicable period presented. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the applicable balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss) in the statements of stockholders’ equity as a cumulative foreign currency translation adjustment. Any gains and losses from foreign currency transactions are included in the accompanying consolidated statements of operations.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Fair Value Measurements – Fair value assumptions are based on the framework established in the fair value accounting guidance under GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels of fair value inputs:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 — Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly; such as, quoted prices for similar assets or liabilities or other inputs that can be corroborated by observable market data.

•	Level 3 — Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

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

Revenue Recognition – Real estate owned as of December 31, 2014 is leased to tenants, whereby the tenant is responsible for some or, in the case of the Company’s triple-net-leased properties, all of the operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Rental revenue from leases is recorded on the straight-line basis over the terms of the leases. Tenant reimbursement income represents amounts tenants are required to reimburse the Company in accordance with the terms of the leases and are recognized in the period in which the related reimbursable expenses are incurred.

Mortgages and Other Notes Payable – Mortgages and other notes payable acquired are recorded at the stated principal amount and are collateralized by the Company’s properties. Mortgages and other notes payable assumed in connection with an acquisition are recorded at fair market value as of the date of the acquisition.

Loan Costs – Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest rate method. As of December 31, 2014 and 2013, accumulated amortization of loan costs were approximately $0.7 million and $1.0 million, respectively.

Acquisition Fees and Expenses – Acquisition fees, including investment services fees, and expenses associated with transactions deemed to be business combinations are expensed as incurred.

Redemptions – Under the Company’s stock redemption plan that was suspended in April 2013, a stockholder’s shares were deemed to be redeemed as of the date that the Company accepted the stockholder’s request for redemption. From and after such date, the stockholder, by virtue of such redemption, was no longer entitled to any rights as a stockholder in the Company. Shares redeemed were retired and not available for reissue.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

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

Reclassifications – Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity. See Note 5. “Assets and Associated Liabilities Held for Sale” for additional information.

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

YEAR ENDED DECEMBER 31, 2014

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

Recent Accounting Pronouncements – In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company will adopt ASU No. 2014-08 commencing January 1, 2015. This ASU is expected to impact the determination of which future property disposals qualify as discontinued operations, as well as, require additional disclosures about discontinued operations.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions

There were no acquisitions during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, the Company acquired the following real estate investment properties:

Name and Location	Date Acquired	Description	Leasable Square Footage (unaudited)	Initial Purchase Price (1)
Giessen Retail Center Giessen, Germany	3/8/2012	Value Retail Center	34,700	$5,244,136
Worms Retail Center Worms, Germany	9/27/2012	Value Retail Center	41,944	5,834,110
Gutersloh Retail Center Gutersloh, Germany	9/27/2012	Value Retail Center	19,375	3,596,095
Jacksonville Distribution Center Jacksonville, Florida	10/12/2012	Distribution Facility	817,632	42,500,000
Bremerhaven Retail Center Bremerhaven, Germany	11/30/2012	Value Retail Center	33,121	3,770,000
Hannover Retail Center Hannover, Germany	12/21/2012	Value Retail Center	26,784	5,370,559

Total				$66,314,900

FOOTNOTE:

(1)	Where applicable, amounts translated from Euro to U.S. dollars at exchange rate for the respective acquisition date.

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

The revenues and net losses attributable to the 2012 acquisitions included in the Company’s consolidated statement of operations were approximately $1.5 million and $(3.1) million, respectively.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

3.	Acquisitions (continued)

The following presents the unaudited pro forma revenues and net loss of the Company as if the properties purchased during 2012 had each been acquired as of January 1, 2012:

Year Ended December 31, 2012
(Unaudited)
Revenues	$13,203,572

Net loss (1)	$(2,243,137)

Net loss per share of common stock (basic and diluted)	$(0.39)

Weighted average number of shares of common stock outstanding (basic and diluted) (2)	5,825,660

FOOTNOTE:

(1)	The pro forma results, for the year ended December 31, 2012, were adjusted to exclude approximately $2.3 million of acquisition related expenses incurred in 2012.
(2)	As a result of these properties being treated as operational since January 1, 2012, the Company assumed approximately 2.9 million additional shares of common stock had been issued as of January 1, 2012. Consequently, the weighted average number of shares outstanding was adjusted to reflect the pro forma amount of the additional shares being issued as of January 1, 2012 instead of the actual dates issued, and such shares were treated as outstanding for the full period.

4.	Real Estate Investment Properties, net

As of December 31, 2014 and 2013, real estate investment properties consisted of the following:

	December 31, 2014	December 31, 2013

Land and land improvements	$13,754,351	$13,746,451
Building and improvements	51,497,741	52,557,179
Tenant improvements	4,918,600	4,918,600
Equipment	83,801	14,202
Less: accumulated depreciation	(6,991,341)	(4,605,393)

	$63,263,152	$66,631,039

Depreciation expense on the Company’s real estate investment properties was approximately $2.4 million for each of the years ended December 31, 2014 and 2013, and $1.8 million for the year ended December 31, 2012.

The Company evaluates its properties on an ongoing basis, including operating performance of its properties or plans to dispose of assets, to determine if the carrying value is recoverable. The Company determined that the carrying value of the Austin Property was not recoverable based upon the third-party appraisal obtained in connection with the Company’s net asset valuation as of December 31, 2014, which included both discounted cash flows and residual values expected from this property, coupled with the Company’s expected holding period. In February 2015, the Company committed to a plan to sell its Austin property. As such, the Company recorded an impairment of approximately $1.3 million as of December 31, 2014 to write-down the carrying value of this property to its net realizable value (a portion of which related to the in-place lease intangibles). There were no impairments for the years ended December 31, 2013 and 2012.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

5.	Assets and Associated Liabilities Held for Sale

During 2014, in connection with the Company’s evaluation of potential strategic alternatives for the Company as a whole, the Company committed to a plan to sell its German properties. In December 2014, the Company entered into a share purchase agreement for the sale of 94.9% of its equity interest in the entities that own the German properties, thereby retaining a non-controlling 5.1% interest with limited protective rights. All assets and liabilities of these entities have been classified as assets held for sale and liabilities associated with assets held for sale, respectively, on the consolidated balance sheets as of December 31, 2014 and 2013 and all operating results relating to these properties have been treated as discontinued operations for all periods presented. The financial statements reflect reclassifications of rental income, property expenses, interest expense and other income and expenses from continuing operations to income (loss) from discontinued operations.

The Company evaluated the German portfolio for impairment and determined that the carrying value was not recoverable based on an analysis comparing the sales proceeds, less transaction costs, received in January 2015 to the carrying value of 94.9% of the Company’s equity interest in the entities that own the German properties, including all cumulative translation adjustments related to foreign currency exchange, as of December 31, 2014. Therefore, the Company recognized an impairment provision of approximately $0.5 million for the year ended December 31, 2014. Refer to Note 16. “Subsequent Events” for additional information on the sale.

As of December 31, 2014 and 2013, assets held for sale consisted of the following:

	December 31, 2014	December 31, 2013
Land and land improvements	$4,785,552	$5,557,315
Building and improvements	14,450,480	16,761,170
Less: accumulated depreciation	(688,372)	(564,769)

Operating real estate held for sale	18,547,660	21,753,716
Lease intangibles, net	1,799,349	2,266,710
Deferred rent	45,208	40,969
Restricted cash	182,345	206,822
Loan costs, net	130,632	184,117
Other assets	163,789	157,636
Deferred tax asset, net	—	339,215

Total assets held for sale	$20,868,983	$24,949,185

As of December 31, 2014 and 2013, the liabilities associated with assets held for sale consisted of the following:

	December 31, 2014	December 31, 2013
Mortgage notes payable	$13,228,159	$14,982,338
Unearned rent	6,139	11,411
Accounts payable and accrued expenses	453,041	357,307
Due to related party	55,288	31,576

Total liabilities associated with assets held for sale	$13,742,627	$15,382,632

These balance sheet amounts have been converted from Euro to U.S. dollars at an exchange rate of $1.22 per Euro and $1.38 per Euro as of December 31, 2014 and 2013, respectively.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

5.	Assets and Associated Liabilities Held for Sale (continued)

The following is a summary of the income (loss) from discontinued operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Revenues	$2,410,671	$2,488,724	$706,610
Expenses	(930,685)	(956,428)	(2,532,773)
Depreciation and amortization	(369,522)	(810,302)	(251,568)
Impairment provision	(514,867)	—	—
Expense support	—	238,039	65,920

Operating income (loss)	595,597	960,033	(2,011,811)
Interest expense	(489,524)	(496,371)	(153,799)

Income (loss) from discontinued operations before income tax expense	106,073	463,662	(2,165,610)
Income tax benefit (expense)	(375,385)	(4,236)	270,205

Income (loss) from discontinued operations	$(269,312)	$459,426	$(1,895,405)

These statements of operations amounts have been converted from Euro to U.S. dollars at the exchange rate of $1.33 per Euro, $1.33 per Euro and $1.32 per Euro for the years ended December 31, 2014, 2013 and 2012, respectively. The income tax expense for the year ended December 31, 2014 is primarily attributable to the Company’s determination the deferred tax assets will not more likely than not be realizable and recorded a full valuation allowance.

6.	Operating Leases

The Company owned four properties, exclusive of properties held for sale, during the year ended December 31, 2014, leased to tenants on a triple-net, net or modified gross basis, and accounted for as operating leases. As of December 31, 2014, the Company’s continuing operating leases had a weighted average remaining lease term of 6.0 years, based on annualized base rents, with terms expiring between 2016 and 2024, subject to the tenants’ options to extend the lease periods ranging from two to five years.

In accordance with the lease terms for two of the Company’s properties, substantially all of the property expenses are required to be paid directly by the tenants, including real estate taxes which the tenant pays directly to the taxing authorities. In the event the tenants failed to pay such taxes, the Company would be obligated to pay such amounts. The total annualized property taxes assessed on these properties as of December 31, 2014 was approximately $0.7 million.

The following is a schedule of future minimum lease payments (excluding properties held for sale) to be received for each of the next five years and thereafter, in the aggregate, under non-cancellable operating leases as of December 31, 2014:

2015	$10,232,777
2016	9,996,497
2017	9,985,713
2018	9,062,490
2019	3,931,325
Thereafter	16,814,991

$60,023,793

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

6.	Operating Leases (continued)

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles, base rent attributable to any renewal options exercised by the tenants in the future and base rent attributable to properties classified as held for sale as of December 31, 2014.

7.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets (excluding properties held for sale) as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
In-place leases	$23,675,450	$23,869,700
Above-market leases	1,634,300	1,634,300

Gross carrying amount	25,309,750	25,504,000
Accumulated amortization	(11,437,297)	(7,325,901)

Net book value	$13,872,453	$18,178,099

Amortization expense on the Company’s intangible assets for the years ended December 31, 2014, 2013 and 2012 was approximately $4.1 million, $4.1 million and $2.5 million, respectively, of which approximately $0.3 million, $0.3 million and $0.1 million, respectively, was treated as a reduction of rental revenue, and $3.8 million, $3.8 million and $2.4 million, respectively, was included in depreciation and amortization expense.

The estimated future amortization for the Company’s intangible assets, excluding amounts classified as held for sale, for each of the next five years and thereafter, in the aggregate, as of December 31, 2014 was as follows:

	In place leases	Above-market leases	Total
2015	$3,695,169	$283,026	$3,978,195
2016	3,695,169	283,026	3,978,195
2017	3,695,169	283,026	3,978,195
2018	1,859,439	78,429	1,937,868
2019	—	—	—
Thereafter	—	—	—

	$12,944,946	$927,507	$13,872,453

As of December 31, 2014 and 2013, the weighted average useful lives of in-place leases were 3.6 years and 4.5 years, respectively, and the weighted average useful lives of above market leases were 3.6 years and 4.6 years, respectively.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

8.	Contingent Purchase Price Consideration

In connection with the acquisition of the Jacksonville Distribution Center, the Company required that approximately $1.0 million of the purchase price be placed in an escrow account as contingent purchase consideration in the event of non-renewal by the tenant through 2023. At the time of acquisition, the probability of renewal by the tenant was assessed and approximately $0.1 million of the purchase price was allocated and recorded as an Other Asset in the accompanying consolidated balance sheet as of December 31, 2012. During the year ended December 31, 2013, based on then-current discussions with the tenant and a high probability that the tenant will renew, the Company determined that the $1 million purchase price placed in escrow will be released to the seller. As a result, the Company reduced the fair value of the asset by $0.1 million and recorded it as an expense in the accompanying consolidated statements of operations for the year ended December 31, 2013. In February 2014, the Company executed a lease amendment with the tenant at its Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024.

The following table provides a roll-forward of the fair value of the contingent purchase price consideration for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$—	$108,500	$—
Issuance of contingent consideration in connection with acquisition	—	—	108,500
Change in fair value	—	(108,500)	—

Ending balance	$—	$—	$108,500

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

9.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2014 and 2013 (excluding liabilities associated with assets held for sale):

Property and Related Loan	Outstanding Balance as of December 31, 2014 (in millions)	Outstanding Balance as of December 31, 2013 (in millions)	Interest Rate	Payment Terms	Maturity Date (1)
Jacksonville Distribution Center, mortgage loan (2)	$25.3	$26.0	6.1% per annum	$187,319 monthly principal and interest payments based on a 25-year amortization	9/1/2023
Heritage Commons III; mortgage loan (3)	11.4	11.7	4.7% per annum	$70,338 monthly principal and interest payments based on a 25-year amortization	7/1/2016
Heritage Commons IV; mortgage loan (3)	19.4	19.8	6.0% per annum	$132,307 monthly principal and interest payments based on a 25-year amortization	11/1/2016

Total	$56.1	$57.5

FOOTNOTES:

(1)	Represents the initial maturity date, which may be extended beyond the date shown.
(2)	The Company assumed an existing secured first mortgage on the Jacksonville Distribution Center. The existing mortgage may be prepaid, in full but not in part, subject to a reinvestment charge for any prepayment occurring sooner than six months before maturity.
(3)	The loans may be extended for an additional term not to exceed beyond December 1, 2018 and September 1, 2018 for Heritage Commons III and Heritage Commons IV, respectively, subject to the interest rate increasing to 9.7% per annum for Heritage Commons III and 11.018% per annum for Heritage Commons IV.

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

The Company’s debt contains customary covenants, agreements, representations and warranties and events of default, all as set forth in the respective loan documents. Additionally, some of the Company’s agreements contain certain financial covenants, including (but not limited to) the following: minimum debt service coverage ratios and limitations on the incurrence of additional indebtedness. As of December 31, 2014, the Company was in compliance with these covenants.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

9.	Indebtedness (continued)

Maturities of indebtedness for the next five years and thereafter, in aggregate, as of December 31, 2014 (excluding liabilities associated with assets held for sale) are:

2015	$1,428,482
2016 (1)	30,882,372
2017	824,418
2018	875,963
2019	930,732
Thereafter	21,153,940

$56,095,907

FOOTNOTE:

(1)	For the purposes of the five year maturity table above, management assumed that the principal amounts outstanding on two of the mortgage notes payable are repaid at the anticipated repayment date, as defined in the respective loan agreements.

The estimated fair market value and carrying value of the Company’s mortgage notes payable were approximately $58.1 million and $56.1 million, respectively, as of December 31, 2014 and $54.1 million and $57.5 million, respectively, as of December 31, 2013, based on then-current rates and spreads the Company would expect to obtain for similar borrowings on properties with similar lease terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes payable is categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of December 31, 2014 because of the relatively short maturities of the obligations.

10.	Related Party Arrangements

The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL (“Managing Dealer”), the Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to fees, which are consistent with market rates for such services and commensurate with the effort required to perform such services, as follows:

Managing Dealer - While equity was being raised in the Company’s Offering, the Managing Dealer received selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which were paid to participating broker dealers by the Managing Dealer.

Advisor – Subject to the Expense Support Agreements described below, the Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as, the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s operating activities.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Related Party Arrangements (continued)

The Advisor is also entitled to receive a financing coordination fee for services rendered with respect to refinancing any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

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

CNL Capital Markets Corp – CNL Capital Markets Corp., an affiliate of CNL, received an initial set-up fee of $4.57 per investor and receives an annual maintenance fee for providing certain administrative services to the Company pursuant to a services agreement. For the years ended December 31, 2013 and 2012, the annual maintenance fee was approximately $0.04 million and $0.03 million, respectively, and is included in the expense reimbursement amounts presented in the table below.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Related Party Arrangements (continued)

For the years ended December 31, 2014, 2013 and 2012, the Company incurred the following fees and reimbursable expenses due to the Managing Dealer of the Company’s Offering, an affiliate of the Company’s Advisor, the Advisor, its affiliates and other related parties:

	Year ended December 31,
	2014	2013	2012
Offering fees:
Selling commissions (1)	$—	$1,299,186	$2,405,147
Marketing support fees (1)	—	571,295	1,030,777

	—	1,870,481	3,435,924

Reimbursable expenses:
Offering costs (1)	—	989,277	1,776,993
Operating expenses (2) (3)	575,974	727,280	1,121,334
Acquisition fees and expenses	—	154	50,119

	575,974	1,716,711	2,948,446

Investment services fees	—	—	1,222,234
Asset management fees (3) (4)	1,206,116	1,206,116	679,802
Property management fees (4) (5)	396,555	404,543	255,616
Expense support adjustment (6)	—	(1,764,373)	(1,073,984)

	$2,178,645	$3,433,478	$7,468,038

FOOTNOTES:

(1)	Amounts are recorded as stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity.
(2)	In general, amounts are recorded as general and administrative expenses in the accompanying consolidated statements of operations.
(3)	For the year ended December 31, 2014, the Company incurred $1.2 million in asset management fees and $0.5 million in operating-related personnel expenses for which the Advisor agreed to receive Restricted Stock in lieu of cash pursuant to the terms of the Amended and Restated Expense Support Agreement. Since the vesting conditions were not met, no fair value was assigned to the Restricted Stock, and as a result, during the year ended December 31, 2014, asset management fees and operating expenses were reduced by $1.2 million and $0.5 million, respectively. In addition, for the year ended December 31, 2014, the Company recorded an approximate $0.2 million reduction in operating expenses as the Advisor agreed to waive all unpaid reimbursable operating expenses from prior periods on December 30, 2014.
(4)	Asset management fees and property management fees, as well as the expense support adjustment related to the Company’s entities classified as held for sale, are included in income from discontinued operations for each period presented.
(5)	Includes amounts paid directly by subsidiaries of the Company to a sub-advisor of the Advisor for the year ended December 31, 2013. Prior to its acquisition by BlackRock, Inc., (NYSE:BLK), the sub-advisor was indirectly affiliated with one of the Company’s former directors.
(6)	For the years ended December 31, 2013 and 2012, approximately $1.2 million and $0.5 million, respectively, in asset management fees and approximately $0.6 million and $0.5 million, respectively, in operating-related personnel expenses were deferred and subordinated in accordance with the terms of the Original Expense Support Agreement.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2014	2013
Due to Managing Dealer:
Selling commissions	$—	$—
Marketing support fees	—	—

	—	—

Due to Property Manager:
Property management fees	89,818	62,748

	89,818	62,748

Due to the Advisor and its affiliates:
Reimbursable offering costs	—	—
Reimbursable operating expenses	20,564	191,504
Investment services fees	—	—

	20,564	191,504

	$110,382	$254,252

In March 2012, the Company’s board of directors approved an Expense Support and Conditional Reimbursement Agreement with its Advisor (“Original Expense Support Agreement”) whereby, effective April 1, 2012, reimbursement of operating-related personnel expenses and asset management fees to the Advisor and its affiliates was deferred and subordinated until such time, if any, that (i) cumulative modified funds from operations (as defined in the Original Expense Support Agreement) for the period April 1, 2012 through the applicable determination date exceeds (ii) distributions declared to stockholders for the same period. Such reimbursements and payments were further subordinated to the Company’s total operating expenses being within the 2%/25% guideline limitations as such terms are defined in the advisory agreement. For purposes of the above subordinations, all or a portion of the deferred amounts may be paid only to the extent it does not cause the applicable performance measurement to not be met inclusive of the conditional reimbursement amount. The Original Expense Support Agreement was terminable by the Advisor, but not before December 31, 2013, as amended, and any deferrals are eligible for conditional reimbursement for a period of up to three years from the applicable determination date. In December 2014, the Advisor agreed to waive all unpaid asset management fees, acquisition fees, and disposition fees for the years ended December 31, 2013 and 2012 as well as the reimbursement of all unpaid expenses incurred by the Advisor for the periods then-ended including approximately $2.8 million in contingent liabilities for amounts deferred and subordinated under the Original Expense Support Agreement. In addition, the waiver of the unpaid reimbursable expenses prior to March 31, 2012 resulted in a reduction in general and administrative expenses of approximately $0.2 million for the year ended December 31, 2014.

In March 2014, the Company entered into the Amended and Restated Expense Support Agreement with its Advisor. Pursuant to the Amended and Restated Expense Support Agreement, effective January 1, 2014, the Advisor agreed to accept Restricted Stock in lieu of cash in payment for up to the full amount of asset management fees and operating-related personnel expenses owed by the Company to the Advisor under the advisory agreement for services rendered after December 31, 2013. The amount of such expense support is equal to the positive excess, if any, of (i) aggregate stockholder cash distributions declared in the applicable quarter, over (ii) the Company’s aggregate modified funds from operations (as defined and revised in the Amended and Restated Expense Support Agreement) for such quarter, determined each calendar quarter on a non-cumulative basis (“Expense Support Amount”). The number of shares of Restricted Stock to be issued to the Advisor in a given quarter is determined by dividing (x) the Expense Support Amount for the applicable quarter, by (y) the most recent price per share of the Company’s common stock, or the most recent estimated net asset value (“NAV”) per share of its common stock.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Related Party Arrangements (continued)

Generally, Restricted Stock will vest immediately prior to or upon the occurrence of a listing of the Company’s common stock, a merger, a sale of all or substantially all of the Company’s assets, or another liquidity or exit event, as described in the Amended and Restated Expense Support Agreement (“Exit Event”). In order for the Restricted Stock to vest upon the occurrence of an Exit Event, however, the consideration or other value attributable to the Company’s common stock as a result of the Exit Event, plus total distributions received by the Company’s stockholders since inception, excluding distributions received by the Advisor, must exceed, and only to the extent that it exceeds, an amount equal to 100% of the stockholder’s invested capital, excluding the Advisor’s invested capital, plus a cumulative 6% priority return on investment (“Vesting Threshold”).

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

For the year ended December 31, 2014, approximately $1.2 million in asset management fees and $0.5 million in operating-related personnel expenses were forgone as payable in cash in accordance with the terms of the Amended and Restated Expense Support Agreement. In accordance therewith, the Company determined that approximately 0.18 million shares of Restricted Stock were issuable to the Advisor related to the year ended December 31, 2014 including 0.06 million shares related to the quarter ended December 31, 2014 to be issued by March 31, 2015. The number of restricted stock shares for the quarter ended December 31, 2014 was determined based on the December 31, 2014 NAV of $7.43 per share; whereas previously, the number of restricted stock shares was determined based on the initial offering price of $10.00 per share. Since the vesting conditions were not met during the year ended December 31, 2014, no fair value was assigned to the Restricted Stock accepted by the Advisor in exchange for providing asset management fees and operating-related personnel expenses as the shares were valued at zero, which represents the lowest possible value estimated at vesting. As a result, for the year ended December 31, 2014, asset management fees and operating expenses were reduced by $1.2 million and $0.5 million, respectively, as a result of the expense support provided under the Amended and Restated Expense Support Agreement (a portion of which is included in income (loss) from discontinued operations, net of tax in the accompanying consolidated statements of operations).

For the year ended December 31, 2014, the Company recorded approximately $32,000 in the form of cash distributions to the Advisor related to Restricted Stock shares issued through December 31, 2014. Such amounts were recognized as compensation expense and included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2014.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

10.	Related Party Arrangements (continued)

The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (“Expense Year”) commencing with the Expense Year ended March 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (“Limitation”), unless a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the Expense Years ended December 31, 2014 and 2013, the Company did not incur expenses in excess of the Limitation. For the Expense Year ended December 31, 2012, total operating expenses in excess of the Limitation were $1.1 million, all of which related to the Expense Year ended March 31, 2012. The Company’s independent directors determined that operating expenses in excess of the Limitation were justified based on a number of factors. These factors included how quickly new equity capital was raised and invested and the relationship of these investments to the Company’s operating expenses, many of which were necessary as a result of being a public company.

11.	Stockholders’ Equity

Public Offering – The Company’s Offering closed on April 23, 2013. Through April 23, 2013, the Company received aggregate offering proceeds of approximately $83.7 million, including proceeds of approximately $1.9 million from shares sold through its distribution reinvestment plan (“DRP”).

Stock Issuance and Offering Costs – The Company incurred costs in connection with the offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity.

In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by the Company may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by the Company’s Advisor and subsequently reimbursed by the Company subject to this limitation.

No stock issuance and offering costs were incurred for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the Company incurred approximately $2.9 million and $5.2 million, respectively, in stock issuance and offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 10. “Related Party Arrangements.”

Distributions – The Company’s board of directors has authorized a daily distribution of $0.0017808 per share of common stock to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended by the Company’s board of directors.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

11.	Stockholders’ Equity (continued)

During the years ended December 31, 2014, 2013 and 2012, cash distributions totaling approximately $5.4 million, $5.2 million and $3.2 million, respectively, were declared payable to stockholders (including approximately $0.5 million, $0.5 million and $0.3 million declared but unpaid as of December 31, 2014, 2013 and 2012, respectively, which were paid in January 2015, 2014 and 2013, respectively). In addition, approximately 7% and 28% of the cash distributions paid to stockholders were considered taxable income and 93% and 72% were considered a return of capital to stockholders for federal income tax purposes for the years ended December 31, 2014 and 2013, respectively; whereas, 100% of distributions for the year ended December 31, 2012 were considered a return of capital for federal income tax purposes.

Redemption Plan – The Company’s board of directors approved the suspension of the Company’s stock redemption plan (“Redemption Plan”) effective April 10, 2013. The Company no longer accepts redemption requests. During the year ended December 31, 2013, the Company processed and paid all eligible redemption requests totaling 130,215 shares of common stock at an average price of $9.37 per share, for a total of approximately $1.2 million.

For the year ended December 31, 2012, the Company received and accepted redemptions requests for 32,064 shares for approximately $0.3 million under its redemption plan, of which approximately $0.05 million was paid in January 2013.

12.	Income Taxes

The components of the provision for income taxes from continuing operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Current income tax expense:
State tax expense	$50,636	$51,548	$43,004
International tax expense	5,881	4,175	2,026

	$56,517	$55,723	$45,030

See Note 5. “Assets and Associated Liabilities Held for Sale” for disclosure of income taxes for discontinued operations.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities were as follows as of:

	December 31,
	2014	2013
Deferred tax assets relating to:
Fixed assets	$395,529	$350,824
Net operating loss carryforwards	144,283	51,161

Total deferred tax assets	539,812	401,985
Valuation allowance	(519,469)	(39,509)

Net deferred tax assets	20,343	362,476
Deferred tax liabilities relating to:
Accruals	(20,343)	(23,261)

Total deferred tax liabilities	(20,343)	(23,261)

Total deferred tax assets, net	$—	$339,215

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

12.	Income Taxes (continued)

As of December 31, 2014, the Company recorded a full valuation allowance against all net deferred tax assets. In connection with the Company’s determination to sell its German portfolio, it recorded a full valuation allowance of $0.4 million against the net deferred tax assets attributable to the Luxembourg operations and the German properties as it was deemed more likely than not that the Company would not be able to realize future tax benefits. As of December 31, 2013, the Company had recorded deferred tax assets of approximately $0.36 million, of which approximately $0.05 million related to net operating losses generated in Luxembourg. The Company recorded a full valuation allowance against the net deferred tax asset in Luxembourg as it was deemed more likely than not that future taxable income would be insufficient to realize future tax benefits. The net operating losses in Luxembourg can be carried forward indefinitely.

The Company’s U.S. and foreign losses from continuing operations before income taxes were as follows:

	Year ended December 31,
	2014	2013	2012
U.S. loss	$(4,181,645)	$(2,730,203)	$(4,076,999)
Foreign loss	(97,564)	(66,346)	(217,154)

Total	$(4,279,209)	$(2,796,549)	$(4,294,153)

A reconciliation of taxes computed at the statutory federal tax rate on income from continuing operations before income taxes to the provision (benefit) for income taxes is as follows:

	Year ended December 31,
	2014		2013		2012
Tax benefit computed at federal statutory rate	$(1,497,723)	(35.00%)	$(978,792)	(35.00%)	$(1,502,954)	(35.00%)
Impact of REIT election	1,497,723	35.00%	978,792	35.00%	1,502,954	35.00%
State income tax provision, net	50,636	1.18%	51,548	1.84%	43,004	1.00%
Foreign income tax expense	5,881	0.14%	4,175	0.15%	2,026	0.05%

Income tax expense	$56,517	1.32%	$55,723	1.99%	$45,030	1.05%

The tax years 2010 through 2014 remain subject to examination by taxing authorities in Germany, Luxembourg and the United States.

As a REIT and to the extent it distributes all its taxable income, the Company will not have federal income tax liability. As of December 31, 2014, the Company had cumulative net operating losses of approximately $1.3 million which will begin to expire in 2030. The Company does not believe it will be able to realize these federal net operating loss carryforwards in the future.

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

13.	Commitments and Contingencies

When the Company acquired assets in Germany during the second half of 2012, the Company’s property inspections identified several potential defects, and the Company’s purchase and sale agreement caused the seller to set aside funds in an escrow account until the potential defects could be resolved. The Company is undergoing an assessment and current estimates suggest the repairs could approximate $0.2 million, most of which the Company believes to be recoverable from the amounts held by the seller in escrow. Refer to Note 16. “Subsequent Events,” for additional information.

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

See Note 10. “Related Party Arrangements” for information on contingent restricted stock shares due to the Company’s Advisor in connection with the Expense Support Agreement.

14.	Concentration of Risk

For the years ended December 31, 2014, 2013 and 2012, the Company had the following tenants that individually accounted for 10% or more of its aggregate total revenues or leased more than 10% of the Company’s total assets as of the end of such periods (excluding the properties held for sale):

	Percentage of Total Revenues (1)			Percentage of Total Assets (2)
Tenant	2014	2013	2012	2014	2013

Mercedes-Benz Financial Services USA, LLC (“Mercedes”)	40.2%	38.6%	52.6%	31.6%	31.7%

DynCorp International, LLC (“DynCorp”)	25.0%	23.8%	32.3%	19.5%	19.1%

Samsonite, LLC (“Samsonite”)	30.9%	33.7%	9.9%	45.9%	44.7%

FOOTNOTES:

(1)	Includes contractual rental income, tenant reimbursements, straight-line rent adjustments and amortization of above market lease intangibles.
(2)	Represents net book value of total assets associated with the property leased by the tenant as of the end of the period presented.

Failure of any of these tenants to pay contractual lease payments could significantly impact the Company’s results of operations and cash flow from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

During the year-end December 31, 2014, the Company had operations in Germany that were classified as held for sale in the accompanying consolidated financial statements and were sold in January 2015; refer to Note 16. “Subsequent Events” for additional information. Subsequent to January 2015, the Company’s exposure to geographical risk in its financial results is limited to the retained 5.1% non-controlling interest in the entities that own the German properties.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2014

15.	Selected Quarterly Financial Data (Unaudited)

The following tables present selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013:

2014 Quarters	First	Second	Third	Fourth	Year
Revenues from continuing operations	$2,753,148	$2,773,820	$2,775,071	$2,695,677	$10,997,716
Operating income (loss) from continuing operations	153,524	100,041	57,302	(1,097,141)	(786,274)
Loss from continuing operations	(722,577)	(780,513)	(821,446)	(2,011,190)	(4,335,726)
Discontinued operations	147,075	(208,796)	232,301	(439,892)	(269,312)

Net loss	$(575,502)	$(989,309)	$(589,145)	$(2,451,082)	$(4,605,038)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.09)	$(0.09)	$(0.10)	$(0.24)	$(0.53)

Discontinued operations	$0.02	$(0.03)	$0.03	$(0.05)	$(0.03)

Weighted average number of shares outstanding (basic and diluted)	8,257,410	8,257,410	8,257,410	8,257,410	8,257,410

2013 Quarters	First	Second	Third	Fourth	Year
Revenues from continuing operations	$2,831,426	$2,838,174	$2,803,617	$2,759,819	$11,233,036
Operating income from continuing operations	256,477	223,390	294,107	162,246	936,220
Loss from continuing operations	(874,902)	(682,643)	(593,581)	(701,146)	(2,852,272)
Discontinued operations	127,609	58,334	133,987	139,496	459,426

Net loss	$(747,293)	$(624,309)	$(459,594)	$(561,650)	$(2,392,846)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.12)	$(0.08)	$(0.07)	$(0.09)	$(0.36)

Discontinued operations	$0.02	$0.01	$0.01	$0.02	$0.06

Weighted average number of shares outstanding (basic and diluted)	7,021,861	8,173,289	8,257,410	8,257,410	7,931,165

16.	Subsequent Events

Sale of 94.9% Equity Interest in German Portfolio

In January 2015, pursuant to the share purchase agreement dated December 29, 2014, the Company sold 94.9% of its equity interest in the entities that own the German properties for approximately $8.1 million, net of transaction costs. The Advisor waived its rights to any disposition fee related to the sale of the 94.9% equity interest in the entities that own the German properties. In addition, the Company retained a 5.1% non-controlling interest of approximately $0.4 million, which represents 5.1% of the net carrying value of the German portfolio as of the disposition date. As discussed above in Note 13. “Commitments and Contingencies,” the buyer has assumed the obligation to repair the approximate $0.2 million of defects noted upon our acquisition of the German portfolio in 2012, and therefore, we are no longer contingently liable for such amounts. However, the Company still believes most of the $0.2 million to be recoverable from the amounts held by the previous seller in escrow.

Austin Property – Held for Sale

In February 2015, the Company committed to a plan to sell the Austin Property in Pflugerville, Texas as part of its continuous evaluation of strategic alternatives. In March 2015, the Company entered into a purchase and sale agreement to sell the Austin Property for approximately $2.7 million.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of February 28, 2015 were as follows:

Name	Age	Position
James M. Seneff, Jr.	68	Chairman of the Board and Director
Douglas N. Benham	57	Independent Director
James P. Dietz	50	Independent Director
Stephen J. LaMontagne	53	Independent Director
Thomas K. Sittema	56	Chief Executive Officer and President
Tammy J. Tipton	54	Chief Financial Officer and Treasurer
Scott C. Hall	50	Senior Vice President of Operations
Holly J. Greer	43	General Counsel, Senior Vice President and Secretary
Ixchell C. Duarte	48	Senior Vice President and Chief Accounting Officer
John F. Starr	40	Chief Portfolio Management Officer

James M. Seneff, Jr. Chairman of the Board and Director. Mr. Seneff has served as chairman of the Company’s Board since April 2009, as a director since the Company’s inception in March 2009, and as a member of the board of managers of the Company’s Advisor since its inception in December 2008. Mr. Seneff has served as chairman of the board and a director of CNL Growth Properties, Inc., a public, non-traded REIT, since August 2009 and December 2008, respectively, and has served as a manager of its advisor, CNL Global Growth Advisors, LLC, since December 2008. He is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as chairman, chief executive officer and/or president of several of CNL Holdings’ subsidiaries, including chief executive officer and president (2008 to present) of CNL Financial Group, LLC, the Company’s sponsor; and as executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc. (“CNL”), a diversified real estate company. Mr. Seneff serves or has served on the board of directors of the following CNL Holdings’ affiliates: CNL Healthcare Properties, Inc., a public, non-traded REIT, and its advisor, CNL Healthcare Corp. (June 2010 to present); CNL Lifestyle Properties, Inc., a public, non-traded REIT (2003 to present), the managing member of its former advisor, CNL Lifestyle Company, LLC (2003 to December 2010) and its current advisor, CNL Lifestyle Advisor Corporation (December 2010 to present); CNL Hotels & Resorts, Inc., a public, non-traded REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-traded REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-traded REIT, and its advisor (1994 to 2005 (became self-advised)); Trustreet Properties, Inc. (“Trustreet”), a publicly traded REIT (2005 to February 2007); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); CNL Securities Corp., a FINRA-registered broker-dealer and the managing dealer of the Company’s offering (1979 to present); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff is also the chairman and a principal stockholder of CNLBancshares, Inc. (1999 to present), which owns CNLBank. Mr. Seneff received his degree in business administration from Florida State University.

Douglas N. Benham. Independent Director. Mr. Benham has served as an Independent Director since November 2009. Since April 2006, Mr. Benham has been the president and chief executive officer of DNB Advisors, LLC, a restaurant industry consulting firm. From January 2004 until April 2006, Mr. Benham served as president and chief executive officer of Arby’s Restaurant Group, a quick service restaurant company and subsidiary of Triarc Company (NYSE: TRY). From August 2003 until January 2004, Mr. Benham was president and chief executive officer of DNB Advisors, LLC. From January 1989 until August 2003, Mr. Benham served as chief financial officer, and from 1997 until 2003 also served as a member of the board of directors of RTM Restaurant Group, Inc., an Arby’s franchisee, that was later acquired by Triarc Company in July 2005. Prior to January 1989, Mr. Benham held various positions including at Deloitte & Touche, Bell Atlantic Corp., and Cox Enterprises. Mr. Benham served as a director of the restaurant operator O’Charley’s Inc. (NASDAQ:CHUX) from March 2008 to May 2012 and as a director of drive-thru restaurant chain operator Sonic Corp. (NASDAQ:SONC) from August 2009 to January 2014. In January 2012, he joined the board of directors of the restaurant chain operator Quiznos’, in May 2012 he joined the board of directors of American Residential Properties, Inc. (NASDAQ:ARPI), a fully integrated and internally managed real estate investment company which acquires, renovates, leases and manages single-family properties in select communities in the Southwestern and Southeastern U.S.; and in October 2014 he joined the board of directors of Bob Evans Farms, Inc. (NASDAQ:BOBE) a restaurant chain operator and food manufacturer. Mr. Benham earned a B.A. in accounting from the University of West Florida in 1978.

James P. Dietz. Independent Director. Mr. Dietz has served as an Independent Director since November 2009. He has also served as an independent director of CNL Growth Properties, Inc. since September 1, 2014. . Mr. Dietz currently operates his own chief financial officer services and project consulting business and is presently serving as acting chief financial officer for a private health plan. From November 2013 to August 2014, Mr. Dietz served as executive vice president, chief financial officer and secretary of Health Insurance Innovations, Inc. (NASDAQ: HIIQ), a developer and administrator of web-based individual health insurance plans and ancillary products. Mr. Dietz previously served Health Insurance Innovations as its senior vice president of finance and business development from April to November 2013, and as a consultant during March and April 2013. Mr. Dietz served as president and chief executive officer of NanoScale Corporation, a non-public manufacturer of specialty materials, from May 2012 until December 2012, in connection with that company’s turnaround efforts. Prior to joining NanoScale, Mr. Dietz served as chief financial officer from July 2011 to April 2012, and served as vice president of finance and accounting from May 2010 to July 2011 for Parabel, Inc. (formerly known as PetroAlgae Inc.) (OTCQB:PALG), a provider of technology and solutions that utilize biomass derived from micro-crops. From January 2008 through April 2010, Mr. Dietz served as chief financial officer of companies engaged in start-up or turn-around efforts in the real estate industry, including positions as chief financial officer of U.S. Capital Holdings, LLC, an international private equity investor and developer, from May 2009 to April 2010, vice president of finance and business development of PACT, LLC, a real estate development company, from May 2008 to May 2009, and chief financial officer of American Leisure Group, a real estate investor and timeshare developer, from January 2008 to April 2008. From 1995 until December 2007, Mr. Dietz served as chief financial officer of residential community developer, WCI Communities, Inc. (NYSE: WCI), and various predecessor firms. From 1993 to 1995, Mr. Dietz managed asset-backed financing originations for GTE Leasing Corporation (a subsidiary of GTE, a predecessor to Verizon Communications). He began his professional career with Arthur Andersen & Co where he worked for six years in positions of increasing seniority. Mr. Dietz earned a B.A. in accounting and economics from the University of South Florida in 1986. Mr. Dietz is a certified public accountant.

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

Thomas K. Sittema. Chief Executive Officer and President. Mr. Sittema has served as the Company’s chief executive officer and president and as chief executive officer and president of the Company’s Advisor since September 1, 2014. Mr. Sittema has also served as chief executive officer and president of CNL Growth Properties, Inc., a public, non-traded REIT, and its advisor since September 1, 2014. Mr. Sittema has served as chief executive officer (January 2011 to present) and vice president (February 2010 to January 2011) of CNL. Since April 2012, Mr. Sittema has served as vice chairman of the board of directors and a director of each of CNL Lifestyle Properties, Inc. and CNL Healthcare Properties, Inc., public, non-traded REITs. He served as chief executive officer of CNL Lifestyle Properties, Inc. from September 2011 to April 2012 and has served as chief executive officer of its advisor since September 2011. Mr. Sittema served as CNL Healthcare Properties, Inc.’s chief executive officer from September 2011 to April 2012, and has served as chief executive officer of its advisor since September 2011. Mr. Sittema has served as chairman of the board of directors and a director of Corporate Capital Trust, Inc., a non-diversified, closed-end management investment company that has elected to be regulated as a business development company since October 2010. Mr. Sittema has also served as Corporate Capital Trust, Inc.’s chief executive officer since September 1, 2014. Mr. Sittema holds various other offices with other CNL affiliates. Mr. Sittema has served in various roles with Bank of America Corporation and predecessors, including NationsBank, NCNB and affiliate successors (1982 to October 2009). Most recently, while at Bank of America Corporation Merrill Lynch, he served as managing director of real estate, gaming, and lodging investment banking. Mr. Sittema joined the real estate investment banking division of Banc of America Securities at its formation in 1994 and initially assisted in the establishment and build-out of the company’s securitization/permanent loan programs. He also assumed a corporate finance role with the responsibility for mergers and acquisitions, or M&A, advisory and equity and debt capital raising for his client base. Throughout his career, Mr. Sittema has led numerous M&A transactions, equity offerings and debt transactions including high grade and high-yield offerings, commercial paper and commercial mortgage-backed security conduit originations and loan syndications. Mr. Sittema is a member, since February, 2013, of the board of directors of Crescent Holdings, LLC. Mr. Sittema has been named chair-elect for 2015 of the Investment Program Association and will become chairman of the Investment Program Association in 2016. Mr. Sittema received his B.A. in business administration from Dordt College, and an M.B.A. with a concentration in finance from Indiana University.

Tammy J. Tipton. Chief Financial Officer and Treasurer. Ms. Tipton has served as the Company’s chief financial officer and treasurer since September 1, 2014. She has also served as chief financial officer and treasurer of CNL Growth Properties, Inc., a public, non-traded REIT, since September 1, 2014. She has served as senior vice president since October 2011 and group chief financial officer since January 2014 of CNL Financial Group Investment Management, LLC where she oversees the strategic finance, accounting, reporting, budgeting, payroll and purchasing functions for CNL and its affiliates. Ms. Tipton also holds various other offices with other CNL affiliates. She previously served as senior vice president of CNL from 2002 to December 2011. Ms. Tipton has served in various other financial roles since joining CNL in 1987. These roles include regulatory reporting for 20 public entities and the accounting, reporting and servicing for approximately 30 public and private real estate programs. Ms. Tipton earned a B. S. in accounting from the University of Central Florida. She is also a certified public accountant.

Scott C. Hall. Senior Vice President of Operations. Mr. Hall has served as the Company’s senior vice president of operations since December 2012. He has served as a senior vice president since March 2013 and as a manager since April 2014, of the Company’s Advisor. Mr. Hall also serves as senior vice president of operations for CNL Growth Properties, Inc. effective December 2012. He has also served as a senior vice president since March 2013 and as a manager since April 2014, of its advisor. Mr. Hall is the president and owner of a private consulting firm based in Orlando, Florida that serves various real estate investment and development projects. Prior to his appointment as senior vice president of operations, he served from May 2011 to December 2012 as a consultant to the Company’s Advisor, and to the advisors of other CNL affiliates, including CNL Growth Properties, Inc., CNL Lifestyle Properties, Inc., CNL Healthcare Properties, Inc., each a public, non-traded REIT, and Corporate Capital Trust, Inc., a public, non-traded business development company. From September 2005 to February 2010, Mr. Hall was senior vice president and led the Florida office of The Pizzuti Companies, a nationally recognized real estate investor and developer based in Columbus, Ohio. He also held various positions with a number of CNL affiliates from May 2002 to September 2005. Previously, from 1995 to 2001, Mr. Hall was an associate at Lake Nona, a 7,000-acre mixed-use real estate development in Orlando, Florida, owned by Tavistock Group, an international private investment company. Mr. Hall earned a B.A. in English from Ohio Wesleyan University, and an M.B.A. with honors from Rollins College.

Holly J. Greer. General Counsel, Senior Vice President and Secretary. Ms. Greer has served as the Company’s general counsel, senior vice president and secretary since August 2011. Ms. Greer has also served as senior vice president and secretary of the Company’s Advisor since August 2011. Ms. Greer also has served as general counsel, senior vice president and secretary of CNL Growth Properties, Inc., a public, non-traded REIT, and as senior vice president and secretary of its advisor since August 2011. Ms. Greer served as associate general counsel and vice president of CNL Healthcare Properties, Inc., a public, non-traded REIT, from inception in June 2010 until March 2011, and has served as general counsel, senior vice president and secretary since March 2011. Ms. Greer also served as associate general counsel and vice president of its advisor (June 2010 until April 2011) and senior vice president, legal affairs of its advisor (April 2011 until November 2013) and has served as senior vice president since November 2013. Ms. Greer joined CNL Lifestyle Properties, Inc., a public, non-traded REIT, in August 2006, where she initially served as acquisition counsel for its former advisor, CNL Lifestyle Company, LLC, until April 2007. From April 2007 until November 2009, Ms. Greer served as counsel to CNL Lifestyle Properties, Inc. and its former advisor, overseeing real estate and general corporate legal matters. She served as assistant general counsel of its former advisor (November 2009 to January 2010) and served as associate general counsel and vice president (January 2010 until April 2011). Ms. Greer served as associate general counsel (January 2010 until March 2011) and vice president (December 2009 until March 2011) of CNL Lifestyle Properties, Inc. Effective March 2011, Ms. Greer has served as general counsel, senior vice president and secretary of CNL Lifestyle Properties, Inc. She has also served as senior vice president of its current advisor, CNL Lifestyle Advisor Corporation, since November 2013 and previously served as assistant general counsel and vice president (December 2010 to April 2011) and senior vice president, legal affairs (April 2011 to November 2013). Prior to joining CNL Lifestyle Properties, Inc., Ms. Greer spent seven years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Greer is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in communications and political science from Florida State University and her J.D. from the University of Florida.

Ixchell C. Duarte. Senior Vice President and Chief Accounting Officer. Ms. Duarte has served as a senior vice president and the Company’s chief accounting officer since June 2012, and has served as a senior vice president of the Company’s Advisor since November 2013. She also has served as a senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT, since June 2012, and has served as a senior vice president of its advisor since November 2013. Ms. Duarte has also served as a senior vice president and chief accounting officer of CNL Healthcare Properties, Inc., a public, non-traded REIT, since March 2012, and was previously a vice president with CNL Healthcare Properties, Inc. from February 2012 to March 2012. She also has served as a senior vice president and chief accounting officer of its advisor since November 2013. Ms. Duarte has served as senior vice president and chief accounting officer since March 2012 of CNL Lifestyle Properties, Inc., a public, non-traded REIT, and was previously its vice president from February 2012 to March 2012. She also has served as senior vice president and chief accounting officer of its advisor since November 2013. Ms. Duarte served as controller at GE Capital, Franchise Finance, from February 2007 through January 2012 as a result of GE Capital’s acquisition of Trustreet, a publicly traded REIT. Prior to that, Ms. Duarte served as senior vice president and chief accounting officer of Trustreet and served as senior vice president and controller of its predecessor CNL companies (2002 to February 2007). Ms. Duarte also served as senior vice president, chief financial officer, secretary and treasurer of CNL Restaurant Investments, Inc. (2000 to 2002) and as a director of accounting and then vice president and controller of CNL Fund Advisors, Inc. and other CNL affiliates (1995 to 2000). Prior to that, Ms. Duarte served as an audit senior and then as audit manager in the Orlando, Florida office of Coopers & Lybrand where she serviced several CNL entities (1990 to 1995), and as audit staff in the New York office of KPMG (1988 to 1990). Ms. Duarte is a certified public accountant. She received a B.S. in accounting from the Wharton School of the University of Pennsylvania.

John F. Starr. Chief Portfolio Management Officer. Mr. Starr has served as the Company’s chief portfolio management officer since December 2012 and as a senior vice president of the Company’s Advisor since March 2013. Mr. Starr also serves as chief portfolio management officer of CNL Growth Properties, Inc. effective December 2012 and as a senior vice president of its advisor since March 2013. He has served as a senior vice president of CNL Healthcare Properties, Inc. and its advisor since March 2013. Since 2002, Mr. Starr has held various positions with multiple CNL affiliates. From October 2011 until his appointment as the Company’s chief portfolio management officer, Mr. Starr served as senior vice president of portfolio management at CNL Financial Group Investment Management, LLC responsible for developing and implementing strategies to maximize the financial performance of CNL’s real estate portfolios. He also served as a senior vice president of CNL Private Equity Corp. from December 2010 until his appointment as the Company’s chief portfolio management officer. Between June 2009 and December 2010, he served as CNL Private Equity Corp.’s senior vice president of asset management, responsible for the oversight and day-to-day management of all real estate assets from origination to disposition. At CNL Management Corp., Mr. Starr served as senior vice president of asset management, from June 2007 to December 2010. Between January 2004 and February 2005, Mr. Starr served as vice president of real estate portfolio management at Trustreet, and from February 2005 to February 2007, he served as Trustreet’s vice president of special servicing, and as president of a Trustreet affiliate, where he was responsible for the resolution and value optimization of distressed leases and loans. From February 2007 to May 2007, following the sale of Trustreet to GE Capital, he served as GE Capital, Franchise Finance’s vice president of special servicing, before rejoining CNL affiliates in June 2007. Between May 2002 and January 2004, Mr. Starr was assistant vice president of special servicing at CNL Restaurant Properties, Inc. Prior to joining CNL’s affiliates, Mr. Starr served in various positions in the credit products management group at Wachovia Bank, Orlando, Florida, from December 1997 to May 2002. Mr. Starr received a B.S. in business and an M.B.A. from the University of Florida in 1997 and 2007, respectively.

Board Independence

For the year ended December 31, 2014, each of Douglas N. Benham, James Dietz and Stephen LaMontagne served as independent directors. Although our shares are not listed on the New York Stock Exchange, we apply the exchange’s standards of independence to our own outside directors and for the year ended December 31, 2014, each of Messrs. Benham, Dietz and LaMontagne met the definition of “independent” under Section 303A.02 of the New York Stock Exchange listing standards.

Committees of the Board of Directors

We have a standing audit committee, the members of which are selected by our board of directors each year. During 2014, our audit committee was comprised of Douglas N. Benham, James P. Dietz and Stephen J. LaMontagne, each of whom was determined to be “independent” under the listing standards of the New York Stock Exchange referenced above.

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

Currently, we do not have a compensation committee because we do not have any employees and do not separately compensate our executive officers for their services as officers. At such time, if any, as our shares of common stock are listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Stock Market, or have employees whom we directly provide compensation, we will form a compensation committee, the members of which will be selected by the full board each year.

Our board has formed a valuation committee comprised of our independent directors who are responsible for the oversight of the determination of the net asset value per share of the Company’s stock by an independent third-party firm. The valuations are being done with the methodologies recommended by the Investment Program Association Practice Guideline (the “IPA”). The independent third-party firm is approved by the board and the valuation committee.

Although our board of directors is not required to review or recommend a strategic event by any certain date, with the completion of our Offering in April 2013, our Advisor has begun to explore possible liquidity options for us and our board has formed a special committee comprised of our independent directors.

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

We do not have any stockholders who own more than 10% of our outstanding common stock. We believe, based upon a review of our records and reports filed with the Commission with respect to 2014 that our Reporting Persons complied with all Section 16(a) filing requirements during 2014.

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

The Board of Directors:

James M. Seneff, Jr.
Douglas N. Benham
James P. Dietz
Stephen J. LaMontagne

Compensation Discussion and Analysis

We have no employees and all of our executive officers are officers of our Advisor and/or one or more of our Advisor’s affiliates and are compensated by those entities, in part, for their services rendered to us. We do not separately compensate our executive officers for their service as officers. We did not pay any annual salary or bonus or long-term compensation to our executive officers for services rendered in all capacities to us during the year ended December 31, 2014. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to our Advisor and its affiliates.

If we determine to compensate named executive officers in the future, our board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares.

Compensation of Independent Directors

During the year ended December 31, 2014, each independent director received a $30,000 annual fee for services, as well as, $2,000 per Board meeting attended, whether they participated by telephone or in person. Each independent director serving on the audit committee or a special committee received $2,000 per committee meeting attended, whether they participated by telephone or in person. The audit committee chair received an annual retainer of $10,000 in addition to audit committee meeting fees and fees for meeting with the independent accountants as a representative of the audit committee. No additional compensation is paid for attendance at annual stockholder meetings.

The following table sets forth the compensation earned or paid to our directors during the year ended December 31, 2014 for their services on our board of directors, audit committee and special committees (where applicable):

Name	Fees Earned or Paid in Cash	Total
James M. Seneff, Jr.	None	None
Douglas N. Benham	$56,000	$56,000
James P. Dietz	$56,000	$56,000
Stephen J. LaMontagne	$66,000	$66,000

Currently, we do not have a compensation committee because we do not have any employees and do not separately compensate our executive officers for their services as officers. For additional information, see Item 10. “Directors, Executive Officers and Corporate Governance – Committees of the Board of Director.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 28, 2015, the number and percentage of outstanding shares of our common stock beneficially owned by (i) all persons known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all executive officers and directors as a group, based upon information furnished by such persons. Fractional shares are rounded to the nearest whole number. Except as noted below, the address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares
James M. Seneff, Jr. (1)	143,396		(2)
Douglas N. Benham	—	—
James P. Dietz	—	—
Stephen J. LaMontagne	—	—
Thomas K. Sittema	—		(2)
Tammy J. Tipton	—	—
Scott C. Hall	—		(2)
Holly J. Greer	597		(2)
Ixchell C. Duarte	—	—
John F. Starr	777		(2)

All directors and executive officers as a group (10 persons)	144,770		(2)

(1)	All of the shares beneficially owned by Mr. Seneff are held of record by CNL Global Income Advisors, LLC, our Advisor, which is indirectly wholly owned by Mr. Seneff.
(2)	Represents less than 1%.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

We are externally advised and have no direct employees. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of our Offering and a wholly owned subsidiary of CNL, our Advisor and their affiliates. In connection with services provided to us, affiliates are entitled to certain fees as described in Note 10. “Related Party Arrangements” in Item 8. “Financial Statements and Supplementary Data.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers serves as our principal accounting firm and audited our consolidated financial statements for the years ended December 31, 2014 and 2013. The following table sets forth the aggregate fees billed by PricewaterhouseCoopers for 2014 and 2013 for audit and non-audit services (as well as, all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table.

	2014	2013
Audit fees	$298,332	$187,025
Audit-related fees	—	33,500
Tax fees (1)	249,815	160,572
All other fees	—	—

Total fees	$548,147	$381,097

(1)	This amount includes approximately €0.1 million and €0.1 million of invoices denominated in Euro that have been converted to U.S. dollars at an exchange rate of $1.33 per Euro, the average exchange rate for the years ended December 31, 2014 and 2013, respectively.

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

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2014 and 2013.

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

(1)	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014

(3)	Index to Exhibits – Reference is made to the Exhibit Index beginning on page 102 for a list of all exhibits filed as a part of this report.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

Years ended December 31, 2014, 2013 and 2012

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Year

2012	Deferred tax asset valuation allowance	$—	$—	$(85,778)	$(85,778)

		$—	$—	$(85,778)	$(85,778)

2013	Deferred tax asset valuation allowance	$(85,778)	$31,880	$14,389	$(39,509)

		$(85,778)	$31,880	$14,389	$(39,509)

2014	Deferred tax asset valuation allowance	$(39,509)	$(479,407)	$(553)	$(519,469)

		$(39,509)	$(479,407)	$(553)	$(519,469)

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014 (in thousands)

Property/Location	Encum- brances	Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amounts at which Carried at Close of Period (1)
		Land & Land Improve- ments	Buildings & Building Improve- ments	Tenant Improve- ments	Improve- ments	Land & Land Improve- ments	Buildings & Building Improve- ments	Tenant Improve- ments	Total	Accumu- lated Depre- ciation	Date of Con- struction	Date Acquired	Life on which depreciation in latest income statement is computed

Austin Property-Industrial Building Pflugerville, Texas (2)	$—	$1,819	$2,102	$53	$—	$1,819	$953	$53	$2,825	$(359)	2000	06/08/11		(3)

Heritage Commons III-Office Building Fort Worth, Texas	11,442	2,608	10,086	414	—	2,608	10,086	414	13,108	(1,316)	2006	06/28/11		(3)

Heritage Commons IV-Office Building Fort Worth, Texas	19,363	3,015	15,900	4,026	8	3,023	15,914	4,026	22,963	(3,553)	2008	10/27/11		(3)

Samsonite – Industrial Distribution Facility Jacksonville, Florida	25,291	6,284	24,545	426	20	6,304	24,545	426	31,275	(1,764)	2008	10/12/12		(3)

Giessen - Retail Center Giessen, Germany (4)	2,674	795	3,803	—	—	714	3,420	—	4,134	(210)	2008	03/08/12		(3)

Worms – Retail Center Worms, Germany (4)	3,416	1,064	4,320	—	—	956	3,884	—	4,840	(178)	2007	09/27/12		(3)
Gutersloh –Retail Center Gutersloh, Germany (4)	2,130	1,102	2,230	—	—	990	2,006	—	2,996	(92)	2007	09/27/12		(3)
Bremerhaven - Retail Center Bremerhaven, Germany (4)	2,030	527	2,894	—	—	474	2,602	—	3,076	(108)	2007	11/30/12		(3)
Hannover – Retail Center Hannover, Germany (4)	2,978	1,840	2,823	—	—	1,653	2,539	—	4,192	(100)	2005	12/21/12		(3)

	$69,324	$19,054	$68,613	$4,919	$28	$18,541	$65,949	$4,919	$89,409	$(7,680)

A summary of transactions in real estate and accumulated depreciation as of December 31, 2014, 2013 and 2012 are as follows:

Balance at December 31, 2011	$39,933
2012 Acquisitions	52,667

Balance at December 31, 2012 (5)	92,600
2013 Improvements	20
2013 Effect of foreign currency translation adjustment	921

Balance at December 31, 2013 (5)	93,541
2014 Improvements	8
2014 Impairment provisions	(1,527)
2014 Effect of foreign currency translation adjustment	(2,613)

Balance at December 31, 2014 (5)	$89,409

Balance at December 31, 2011	$(442)
2012 Depreciation	(1,916)

Balance at December 31, 2012 (5)	(2,358)
2013 Depreciation	(2,812)

Balance at December 31, 2013 (5)	(5,170)
2014 Depreciation	(2,510)

Balance at December 31, 2014 (5)	$(7,680)

FOOTNOTES:

(1)	The aggregate cost for federal income tax purposes is approximately $123.9 million.
(2)	In February 2015, we committed to a plan to sell the Austin property and, during the year ended December 31, 2014, we recorded an impairment provision of which approximately $1.1 million was allocated to building and building improvements.
(3)	Buildings and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.
(4)	These properties are classified as “Held for Sale” as of December 31, 2014 and, during the year ended December 31, 2014, we recorded an impairment provision of which approximately $0.1 million and $0.4 million, respectively, was allocated to land and land improvements and building and building improvements.
(5)	Amounts translated on an average foreign currency exchange rate during the period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2015.

GLOBAL INCOME TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. SENEFF, JR.	Chairman of the Board and Director	March 13, 2015
James M. Seneff, Jr.

/s/ DOUGLAS N. BENHAM	Independent Director	March 13, 2015
Douglas N. Benham

/s/ JAMES P. DIETZ	Independent Director	March 13, 2015
James P. Dietz

/s/ STEPHEN J. LAMONTAGNE	Independent Director	March 13, 2015
Stephen J. LaMontagne

/s/ THOMAS K. SITTEMA	President and Chief Executive Officer	March 13, 2015
Thomas K. Sittema

/s/ TAMMY J. TIPTON	Chief Financial Officer (Principal Financial Officer)	March 13, 2015
Tammy J. Tipton

/s/ IXCHELL C. DUARTE	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2015
Ixchell C. Duarte

EXHIBIT INDEX

Exhibits:

3.1	Third Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K/A (File No. 000-54684) filed June 18, 2013, and incorporated herein by reference.)

3.2	Fourth Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K/A (File No. 000-54684) filed June 18, 2013, and incorporated herein by reference.)

3.2.1	First Amendment to Fourth Amended & Restated Bylaws (Previously filed as Exhibit 3.3 to the Current Report on Form 8-K (File No. 000-54684) filed December 17, 2013, and incorporated herein by reference.)

3.3	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment 2 to the Registration Statement on Form S-11 (File No. 333-158478) filed November 12, 2009, and incorporated herein by reference.)

4.1	Form of Redemption Plan (Previously filed as Appendix D to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

10.1	Third Amended and Restated Limited Partnership Agreement of Global Income, LP (Previously filed as Exhibit 10.1 to the Post-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-158478) filed September 7, 2011, and incorporated herein by reference.)

10.2	Fourth Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.3	Third Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.2 to the Annual Report on Form 10-K filed March 14, 2012, and incorporated herein by reference.)

10.4	Amended and Restated Expense Support, Conditional Reimbursement and Restricted Stock Agreement effective as of January 1, 2014 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 18, 2014, and incorporated herein by reference.)

10.5	Form of Indemnification Agreement between Global Income Trust, Inc. and Andrew A. Hyltin dated March 2, 2011 and effective as of November 1, 2010; Holly J. Greer dated January 10, 2012 and effective as of August 11, 2011; Ixchell C. Duarte dated June 20, 2012; Andrew Wood dated August 14, 2012; James M. Seneff, Jr. dated December 10, 2012, and each of Steven D. Shackelford, Douglas N. Benham, James P. Dietz, Stephen J. LaMontagne, Kent Crittenden, Erin M. Gray, Scott C. Hall and John F. Starr dated December 11, 2012. (Previously filed as Exhibit 10.6 to the Annual report on Form 10-K filed March 7, 2011, and incorporated herein by reference.)

10.6	Purchase and Sale Agreement dated April 25, 2011 among Heritage Commons III, Ltd., Heritage Commons IV, Ltd, and Macquarie CNL Income, LP and amendments thereto. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.6.1	Partial Assignment of Purchase and Sale Agreement dated June 28, 2011 between Macquarie CNL Income, LP and IN-105 Heritage III, LLC. (Previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.7	Assignment and Assumption of Leases dated June 28, 2011 between Heritage Commons III, Ltd. and IN-105 Heritage III, LLC. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.8	Loan Agreement dated June 28, 2011 between IN-105 Heritage III, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.8.1	Promissory Note ($12,400,000) dated June 28, 2011 by IN-105 Heritage III, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.8.2	Limited Recourse Guaranty Agreement dated June 28, 2011 by Macquarie CNL Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9	Real Estate Purchase and Sale Contract dated the effective date of March 21, 2011 between Bay Investors, LLC and CNL Real Estate Services Corp. (d/b/a CNL Commercial Real Estate) and amendments thereto. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9.1	Assignment and Assumption of Real Estate Purchase and Sale Contract dated March 28, 2011 between CNL Real Estate Services Corp. d/b/a CNL Commercial Real Estate and Macquarie CNL Income, L.P. (Previously filed as Exhibit 10.4.1 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9.2	Assignment of Real Estate Purchase and Sale Contract dated June 8, 2011 between Macquarie CNL Income, L.P. and IN-104 Austin, LLC. (Previously filed as Exhibit 10.4.2 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.9.3	Assignment and Assumption of Lease dated June 8, 2011 between Bay Investors, LLC and IN-104 Austin, LLC. (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 15, 2011, and incorporated herein by reference.)

10.10	Partial Assignment of Purchase and Sale Agreement dated October 27, 2011 between Global Income, LP and GIT Heritage IV TX, LLC. (Previously filed as Exhibit 10.1.1 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.11	Assignment and Assumption of Leases dated October 27, 2011 between Heritage Commons III, Ltd. and GIT Heritage IV TX, LLC. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.12	Loan Agreement dated October 27, 2011 between GIT Heritage IV TX, LLC and JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.12.1	Promissory Note ($20,500,000) dated October 27, 2011 by GIT Heritage IV TX, LLC in favor of JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.1 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.12.2	Limited Recourse Guaranty Agreement dated October 27, 2011 by Global Income, LP f/b/o JPMorgan Chase Bank, National Association. (Previously filed as Exhibit 10.3.2 to the Current Report on Form 8-K filed November 2, 2011, and incorporated herein by reference.)

10.13	Purchase and Sale Agreement dated May 29, 2012 by and among Imeson West I, LLC and Global Income, LP. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 14, 2012, and incorporated herein by reference.)

10.14	Assignment and Assumption of Lease by and between Imeson West I, LLC and GIT Imeson Park FL, LLC dated October 12, 2012 (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.15	Promissory Note by and between Imeson West I, LLC and Thrivent Financial for Lutherans dated August 27, 2007 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.16	Note Modification Agreement by and between Imeson West I, LLC and Thrivent Financial for Lutherans dated as of November 18, 2008 (Previously filed as Exhibit 10.4 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.17	Construction/Permanent Mortgage and Security Agreement and Fixture Financing Statement between Imeson West I, LLC and Thrivent Financial for Lutherans dated as of August 27, 2007 (Previously filed as Exhibit 10.5 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.18	Assumption and Modification and Spreader Agreement by and among Imeson West I, LLC, GIT Imeson Park FL, LLC and Thrivent Financial for Lutherans dated as of October 12, 2012 (Previously filed as Exhibit 10.6 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

10.19	Escrow Agreement by and among Thrivent Financial for Lutherans, Imeson West I, LLC, GIT Imeson Park FL, LLC and Interlachen Portfolio Management Company, LLC dated as of October 12, 2012 (Previously filed as Exhibit 10.7 to the Current Report on Form 8-K filed October 18, 2012, and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from Global Income Trust, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.