Form 10-Q
period 2015-03-31
Global Income Trust, Inc.
filed 2015-05-08
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding as of May 1, 2015 was 8,257,410.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1. Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

Real estate investment properties, net	$60,223,741	$60,797,152
Cash and cash equivalents	13,172,841	6,716,533
Lease intangibles, net	12,877,904	13,872,453
Assets held for sale	2,458,733	23,334,983
Deferred rent	1,959,381	2,051,321
Restricted cash	1,456,608	2,231,728
Other assets	843,895	265,594
Loan costs, net	443,793	482,643

Total assets	$93,436,896	$109,752,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$55,758,769	$56,095,907
Accounts payable and accrued expenses	965,665	826,606
Other liabilities	455,848	455,848
Unearned rent	411,514	704,788
Real estate taxes payable	262,148	1,030,510
Due to related parties	63,674	55,094
Liabilities associated with assets held for sale	—	13,742,627

Total liabilities	57,917,618	72,911,380

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock $0.01 par value per share, 1,120,000,000 shares authorized, 8,419,689 shares issued and 8,257,410 shares outstanding	82,575	82,575
Capital in excess of par value	70,070,012	70,070,012
Accumulated distributions	(16,263,535)	(14,940,106)
Accumulated deficit	(18,373,505)	(17,796,900)
Accumulated other comprehensive (loss) income	3,731	(574,554)

Total stockholders’ equity	35,519,278	36,841,027

Total liabilities and stockholders’ equity	$93,436,896	$109,752,407

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenues:
Rental income from operating leases	$2,393,158	$2,426,533
Tenant reimbursement income	348,658	326,615

Total revenues	2,741,816	2,753,148

Operating Expenses:
Property operating expenses	692,948	666,463
General and administrative	480,036	313,949
Property management fees	79,540	64,956
Depreciation and amortization	1,504,471	1,551,885

Total operating expenses	2,756,995	2,597,253

Operating income (loss)	(15,179)	155,895

Other income (expense):
Interest and other income (expense)	(3,253)	3,733
Interest expense and loan cost amortization	(845,910)	(869,061)

Total other expense	(849,163)	(865,328)

Loss from continuing operations before income taxes	(864,342)	(709,433)

Income tax expense	(13,260)	(13,144)

Loss from continuing operations	(877,602)	(722,577)

Income from discontinued operations, net of tax	300,997	147,075

Net loss	$(576,605)	$(575,502)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.11)	$(0.09)
Discontinued operations	0.04	0.02

	$(0.07)	$(0.07)

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	8,257,410

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net loss	$(576,605)	$(575,502)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(616,839)	(31,474)
Reclassification of cumulative foreign currency translation adjustments	1,195,124	—

Total other comprehensive income (loss)	578,285	(31,474)

Comprehensive income (loss)	$1,680	$(606,976)

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2015 (Unaudited) and the Year Ended December 31, 2014

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Distributions	Deficit	Income (Loss)	Equity
Balance at December 31, 2013	8,257,410	$82,575	$70,070,012	$(9,572,863)	$(13,191,862)	$550,003	$47,937,865
Net loss	—	—	—	—	(4,605,038)	—	(4,605,038)
Other comprehensive loss	—	—	—	—	—	(1,124,557)	(1,124,557)
Distributions declared ($0.0017808 per share per day)	—	—	—	(5,367,243)	—	—	(5,367,243)

Balance at December 31, 2014	8,257,410	82,575	70,070,012	(14,940,106)	(17,796,900)	(574,554)	36,841,027
Net loss	—	—	—	—	(576,605)	—	(576,605)
Other comprehensive income	—	—	—	—	—	578,285	578,285
Distributions declared ($0.0017808 per share per day)	—	—	—	(1,323,429)	—	—	(1,323,429)

Balance at March 31, 2015	8,257,410	$82,575	$70,070,012	$(16,263,535)	$(18,373,505)	$3,731	$35,519,278

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(576,605)	$(575,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,504,471	1,721,974
Amortization of above- and below-market lease intangibles	70,757	76,987
Amortization of loan costs	41,354	51,162
Gain from sale of foreign discontinued operations	(238,411)	—
Straight-line rent adjustments	91,939	(596,881)
Changes in operating assets and liabilities:
Other assets	167,526	45,577
Accounts payable and accrued expenses	61,138	8,450
Due to related parties	(10,897)	(3,517)
Unearned rent	(297,658)	100,214
Real estate taxes payable	(768,362)	(745,961)

Net cash provided by operating activities	45,252	82,503

Investing activities:
Proceeds from sale of foreign discontinued operations	7,964,416	—
Working capital assumed by buyer of foreign discontinued operations	(588,712)	—
Capital expenditures	—	(20,850)
Changes in restricted cash	775,119	729,692

Net cash provided by investing activities	8,150,823	708,842

Financing activities:
Repayments of mortgage notes payable	(337,138)	(318,445)
Distributions to stockholders	(1,323,429)	(1,323,429)

Net cash used in financing activities	(1,660,567)	(1,641,874)

Effect of exchange rate fluctuation on cash	(79,200)	(16,245)

Net increase (decrease) in cash and cash equivalents	6,456,308	(866,774)
Cash and cash equivalents at beginning of period	6,716,533	10,282,179

Cash and cash equivalents at end of period	$13,172,841	$9,415,405

Supplemental disclosure of non-cash investing and financing transactions:
Amounts incurred but not paid:
Distributions declared	$455,848	$455,848

Liabilities assumed by buyer of foreign discontinued operations	$12,695,368	$—

Reclassification of 5.1% retained equity interest to investment in and advances to unconsolidated entities	$397,372	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

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

The Company is externally advised by CNL Global Income Advisors, LLC (“Advisor”) and its property manager is CNL Global Income Managers, LLC (“Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor (“Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Substantially all of the Company’s operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. In addition, certain unrelated sub-property managers have been engaged by the Company or sub-property managers to provide certain property management services.

From April 23, 2010 through April 23, 2013, the Company received aggregate offering proceeds of approximately $83.7 million, including proceeds received through the Company’s distribution reinvestment plan.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Investment in and Advances to Unconsolidated Entities — The Company accounts for its investment in unconsolidated entities under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities on a three month lag. Under this method, the Company recognizes income or loss in each period based on its 5.1% interest in the net income (loss) of the unconsolidated entities at the end of each reporting period. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. The Company’s investment in and advances to unconsolidated entities is included in other assets in the accompanying condensed consolidated balance sheet.

Reclassifications – Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity. See Note 5. “Assets and Associated Liabilities Held for Sale” and Note 6. “Discontinued Operations” for additional information.

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

Adopted Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur on or after the effective date. As a result, no changes were made for properties classified as held for sale prior to January 1, 2015. Effective January 1, 2015, the Company adopted this ASU. This ASU impacts the determination of which property disposals qualify as discontinued operations, as well as, requires additional disclosures about discontinued operations.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new Accounting Standard Concept (“ASC”) topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the amendments of ASU 2014-09; however, these amendments could potentially have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company will not early adopt ASU 2015-03 and has determined that the amendments will impact the Company’s presentation of its consolidated financial position but will not have a material impact on the Company’s consolidated results of operations or cash flows.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

3.	Real Estate Investment Properties, net

As of March 31, 2015 and December 31, 2014, real estate investment properties consisted of the following (excluding properties held for sale):

	March 31, 2015	December 31, 2014

Land and land improvements	$11,935,351	$11,935,351
Building and improvements	50,545,179	50,545,179
Tenant improvements	4,865,600	4,865,600
Equipment	83,801	83,801
Less: accumulated depreciation	(7,206,190)	(6,632,779)

	$60,223,741	$60,797,152

Depreciation expense on the Company’s real estate investment properties was approximately $0.6 million for each of the three months ended March 31, 2015 and 2014, respectively.

In February 2015, the Company committed to a plan to sell the Austin Property and therefore classified it as held for sale as of March 31, 2015. See Note 5. “Assets and Associated Liabilities Held for Sale” for additional information.

4.	Operating Leases

The following is a schedule of future minimum lease payments to be received for the remainder of 2015, each of the next four years and thereafter, in the aggregate, under non-cancellable operating leases, as of March 31, 2015:

2015	$7,360,596
2016	9,873,482
2017	9,985,713
2018	9,062,490
2019	3,931,325
Thereafter	16,814,991

$57,028,597

The above future minimum lease payments exclude tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles, base rent attributable to any renewal options that may be exercised by the tenants in the future and base rent attributable to properties classified as held for sale.

5.	Assets and Associated Liabilities Held for Sale

Foreign Discontinued Operations

During 2014, in connection with the Company’s evaluation of potential strategic alternatives for the Company as a whole, the Company entered into a share purchase agreement for the sale of 94.9% of its equity interest in the entities that owned the German properties. In January 2015, the Company completed the sale in exchange for aggregate proceeds of approximately $8.1 million, net of transaction costs, of which approximately $0.3 million was held back until the completion of the acquisition audit. In addition, the Company retained a 5.1% non-controlling equity interest and a 5.1% interest in a note totaling approximately $0.4 million, which was calculated on the basis of selling in-substance real estate pursuant to ASC 360-20 and, therefore, represents 5.1% of the net carrying value of the German portfolio as of the disposition date. All assets and liabilities of these entities were classified as assets held for sale and liabilities associated with assets held for sale, respectively, under guidance previous to ASU 2014-08, on the condensed consolidated balance sheet as of December 31, 2014 and all operating results relating to these properties have been treated as discontinued operations for all periods presented; refer to Note 6. “Discontinued Operations” for additional information.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

5.	Assets and Associated Liabilities Held for Sale (continued)

Austin Property

In February 2015, the Company committed to a plan to sell the Austin Property as part of the Company’s continuous evaluation of strategic alternatives and therefore classified it as held for sale as of March 31, 2015. In March 2015, the Company entered into a purchase and sale agreement to sell the Austin Property in Pflugerville, Texas for approximately $2.7 million. A sale of the Austin Property would not cause a strategic shift in the Company nor is it considered individually significant; therefore, it does not qualify as discontinued operations under ASU 2014-08.

As of March 31, 2015, assets held for sale consisted of the following:

	Foreign Discontinued Operations	Austin Property	Total
Land and land improvements	$—	$1,819,000	$1,819,000
Building and improvements	—	952,562	952,562
Tenant improvements	—	53,000	53,000
Less: accumulated depreciation	—	(365,829)	(365,829)

Total assets held for sale	$—	$2,458,733	$2,458,733

As of December 31, 2014, assets held for sale consisted of the following:

	Foreign Discontinued Operations	Austin Property	Total
Land and land improvements	$4,785,552	$1,819,000	$6,604,552
Building and improvements	14,450,480	952,562	15,403,042
Tenant improvements	—	53,000	53,000
Less: accumulated depreciation	(688,372)	(358,562)	(1,046,934)

Operating real estate held for sale	18,547,660	2,466,000	21,013,660
Lease intangibles, net	1,799,349	—	1,799,349
Deferred rent	45,208	—	45,208
Restricted cash	182,345	—	182,345
Loan costs, net	130,632	—	130,632
Other assets	163,789	—	163,789

Total assets held for sale	$20,868,983	$2,466,000	$23,334,983

As of December 31, 2014, liabilities associated with assets held for sale consisted of the following relating to the foreign discontinued operations:

Mortgages notes payable	$13,228,159
Unearned rent	6,139
Accounts payable and accrued expenses	453,041
Due to related party	55,288

Total liabilities held for sale	$13,742,627

These balance sheet amounts for the foreign discontinued operations have been converted from Euro to U.S. dollars at an exchange rate of $1.22 per Euro as of December 31, 2014.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

6.	Discontinued Operations

The condensed consolidated financial statements reflect reclassifications of rental income, property expenses, interest expense and other income and expenses relating to the German properties from continuing operations to income (loss) from discontinued operations for all periods presented. The Company recognized approximately $0.2 million in gain on sale for financial statements purposes related to the January 2015 sale of its 94.9% interest in the German properties.

The following is a summary of the income from discontinued operations of the Company’s foreign operations for the three months ended March 31, 2015 and 2014:

	Three Months (1) Ended March 31,
	2015 (2)	2014
Revenues	$184,025	$633,800
Expenses	(79,189)	(184,200)
Depreciation and amortization	—	(170,089)

Operating income	104,836	279,511

Gain on sale of foreign discontinued operations(3)	238,411	—
Interest expense and loan cost amortization	(34,958)	(124,402)

Income from discontinued operations before income tax expense	308,289	155,109

Income tax expense	(7,292)	(8,034)

Income from discontinued operations	$300,997	$147,075

FOOTNOTES:

(1)	These statements of operations amounts related to the German properties have been converted from Euro to U.S. dollars at the average exchange rate of $1.13 per Euro and $1.37 per Euro as of March 31, 2015 and 2014, respectively.
(2)	Amounts related to the German properties represent results of operations through the disposition date in January 2015.
(3)	Amount includes approximately $1.2 million reclassification of cumulative foreign currency translation adjustments included in the accompanying condensed consolidated statement of comprehensive loss.

The Advisor waived its rights to any disposition fee related to the sale of the 94.9% equity interest in the entities that own the German properties.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

7.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
In place leases	$23,675,450	$23,675,450
Above-market leases	1,634,300	1,634,300

Gross carrying amount	25,309,750	25,309,750
Accumulated amortization	(12,431,846)	(11,437,297)

Net book value	$12,877,904	$13,872,453

Amortization expense on the Company’s intangibles, net was approximately $1.0 million for each of the three months ended March 31, 2015 and 2014, of which approximately $0.1 million was treated as a reduction of rental income from operating leases and approximately $0.9 million was included in depreciation and amortization.

The estimated future amortization for the Company’s intangible assets for the remainder of 2015, each of the next four years and thereafter, as of March 31, 2015 was as follows:

	In place leases	Above-market leases	Total
2015	$2,771,376	$212,270	$2,983,646
2016	3,695,169	283,026	3,978,195
2017	3,695,169	283,026	3,978,195
2018	1,859,439	78,429	1,937,868
2019	—	—	—
Thereafter	—	—	—

	$12,021,153	$856,751	$12,877,904

As of March 31, 2015 and December 31, 2014, the weighted average useful lives of in-place leases and above market lease were 3.3 years and 3.6 years, respectively.

8.	Indebtedness

The net carrying value and the estimated fair value of mortgage notes payable was approximately $55.8 million and $57.8 million as of March 31, 2015, respectively, and approximately $56.1 million and $58.1 million as of December 31, 2014, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

9.	Related Party Arrangements

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

For each of the three months ended March 31, 2015 and 2014, the Company incurred $0.3 million in asset management fees and $0.1 million in operating-related personnel expenses for which the Advisor agreed to receive Restricted Stock in lieu of cash pursuant to the terms of the Amended and Restated Expense Support Agreement. Since the vesting conditions were not met, the lowest possible fair value at vesting of zero was assigned to the Restricted Stock. As a result, asset management fees and operating expenses for each of the three months ended March 31, 2015 and 2014 were reduced by approximately $0.3 million and $0.1 million, respectively.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

9.	Related Party Arrangements (continued)

The following fees and expenses were settled in connection with the Amended and Restated Expense Support Agreement, including amounts included in income from discontinued operations, net of tax, for the three months ended March 31, 2015 and 2014, and cumulatively as of March 31, 2015:

	Three Months Ended March 31,		As of March 31,
	2015	2014	2015
Asset management fees	$261,856	$301,529	$1,467,972
Reimbursable personnel-related expenses	150,330	130,995	602,886

	$412,186	$432,524	$2,070,858

Then-current offering price (1)	$7.43	$10.00	$7.43

Restricted stock shares (2)	55,476	43,252	235,558

Cash distributions on Restricted Stock (3)	$21,475	$—	$53,555

FOOTNOTES:

(1)	The then-current offering prices are based on the Company’s NAV per share at the date in which the expense support amounts were ultimately settled under the Expense Support Agreements.
(2)	Cumulative Restricted Stock shares are comprised of approximately 180,000 issued to the Advisor and approximately 55,000 issuable to the Advisor as of March 31, 2015. In addition, the restricted stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of March 31, 2015.
(3)	The cash distributions have been recognized as compensation expense and are included in general and administrative expense in the accompanying consolidated statements of operations.

The expenses and fees incurred by and reimbursable to the Company’s related parties for the three months ended March 31, 2015 and 2014 and the related amounts unpaid as of March 31, 2015 and December 31, 2014 were as follows:

	Three Months Ended		Unpaid Amounts
	March 31, 2015	March 31, 2014	March 31, 2015	December 31, 2014
Reimbursable expenses:
Operating expenses (1) (2)	$150,330	$130,995	$27,527	$20,564
Asset management fees (2)	261,856	301,529	—	—
Property management fees	87,095	91,790	36,147	89,818

	$499,281	$524,314	$63,674	$110,382

FOOTNOTES:

(1)	In general, amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(2)	For each of the three months ended March 31, 2015 and 2014, the Company incurred $0.3 million in asset management fees and $0.1 million in operating-related personnel expenses for which the Advisor agreed to receive Restricted Stock in lieu of cash pursuant to the terms of the Amended and Restated Expense Support Agreement. Since the vesting conditions were not met, the lowest possible fair value at vesting of zero was assigned to the Restricted Stock. As a result, asset management fees and operating expenses for each of the three months ended March 31, 2015 and 2014 were reduced by approximately $0.3 million and $0.1 million, respectively.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

10.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in the Item 2 have the same meaning as in the accompanying condensed consolidated financial statements unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s inability to identify a liquidity event or other strategic alternative or, even if identified, the Company’s inability to complete such a transaction on favorable terms or at all, and liquidation at less than the subscription price of the stock; risks associated with reliance on the Company’s advisor and its affiliates, including conflicts of interest; risks associated with the Company’s investment strategy; risks associated with a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited amount of proceeds raised in the Company’s offering of its shares, including the limited number of investments made and the Company’s tenant credit concentrations; risks associated with the Company’s limited capital resources, including the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; risks associated with the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; defaults on or non-renewal of leases by tenants; failure to re-lease properties on favorable terms or at all and competition for tenants; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company’s other quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at www.incometrust.com.

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

OVERVIEW

Global Income Trust, Inc. was organized as a Maryland corporation on March 4, 2009 and has elected to be taxed, and currently qualifies as a REIT for federal income tax purposes. The terms “us,” “we,” “our,” “our Company” and “Global Income Trust, Inc.” include Global Income Trust, Inc. and each of its subsidiaries.

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

Substantially all of our operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments.

Our Real Estate Portfolio

We were formed primarily to acquire and operate a diverse portfolio of income-oriented commercial real estate and real estate-related assets on a global basis. As of December 31, 2014, we owned a distribution center outside of Austin in Pflugerville, Texas, two office buildings in Fort Worth, Texas, a distribution center in Jacksonville Florida and five value-retail centers across Germany. We focused on assets that we believed would provide a steady income stream and we made investments in select suburban markets that we believed offered investors attractive risk-adjusted returns.

As discussed further below in “Exit Strategy,” in January 2015, we sold 94.9% of our equity interest in the entities that own our five value-retail centers in Germany and retained a 5.1% non-controlling interest with limited protective rights. In February 2015 we committed to a plan to sell our Austin Property located in Pflugerville, Texas and have classified is as held for sale. As of May 1, 2015, we owned three properties (excluding our property held for sale) located in Texas and Florida comprised of approximately 1.1 million square feet of leasable space and our portfolio was 100% leased with a weighted average remaining lease term of 5.7 years. Our tenants include Mercedes-Benz Financial Services USA, LLC, DynCorp International, LLC and Samsonite, LLC. Refer to our “Exit Strategy” section below, for additional information on the Austin Property and our held for sale determination in February 2015.

Exit Strategy

During 2013, upon the completion of our Offering, our board of directors formed a Special Committee and began exploring possible strategic alternatives. In connection therewith, in August 2013, the Special Committee engaged SunTrust Robinson Humphrey, Inc. (“STRH”) as its financial advisor.

In conjunction with the work performed by STRH, in December 2014, we entered into a share purchase agreement to sell 94.9% of our equity interest in the entities that owned the German properties. In January 2015, we completed the sale of a 94.9% controlling interest and retained a 5.1% non-controlling interest with limited protective rights. We continue to evaluate the use of the sales proceeds, which may include a partial liquidating distribution. All decisions will be assessed in tandem with the continuing dialog among STRH, our Special Committee, our board of directors and our Advisor. In February 2015, we committed to a plan to sell our Austin Property in Pflugerville, Texas as part of our continuous evaluation of strategic alternatives. In March 2015, we entered into a purchase and sale agreement to sell the Austin Property for approximately $2.7 million.

The Special Committee, along with STRH, continues to evaluate the strategic alternatives of our three remaining properties, which may include (i) a sale of these assets, outside of the ordinary course of business and consistent with our objectives of qualifying as a REIT, and the distribution of the net sales proceeds thereof to the stockholders or (ii) our merger with or into another entity in a transaction which provides the stockholders with cash or securities of another company. However, the timing of when we may pursue a sale of our properties or any other potential strategic event is subject to various items beyond the control of our Special Committee, Advisor or our board of directors, including, but not limited to, real estate and market conditions. Any strategic event recommended by the Special Committee would be subject to our governing documents, which require certain transactions be presented to our stockholders for approval, and in which case, generally require approval of a majority of the shares of our common stock outstanding and entitled to vote.

Our Debt Financing

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

Expense Support from our Advisor

Pursuant to the advisory agreement with our Advisor, our Advisor is entitled to asset management fees and reimbursement of certain personnel-related expenses it incurs on our behalf. Effective January 1, 2014, our Advisor agreed to accept forfeitable restricted stock, in lieu of cash, as payment for such fees and reimbursements if certain distribution coverage metrics are not met, subject to an amended and restated expense support agreement. As a result, our cash from operations has been, and is expected to continue to be positively impacted by expense support provided by our Advisor until such time as the Amended and Restated Expense Support Agreement is terminated by the Advisor. For additional information regarding expense support provided by the Advisor; refer to “Liquidity and Capital Resources – Expense Support Agreements.”

Distributions

Even though we have the Amended and Restated Expense Support Agreement in place, cash from operations and FFO are not expected to fund the majority of our distributions during 2015. Our Advisor could determine to terminate the Amended and Restated Expense Support Agreement upon 120 days’ notice to us, and we may have a number of other unforeseen circumstances that could cause us to have less cash available for distributions. In January 2015 we sold a 94.9% interest in the entities that owned the German properties. As a result of the reduction in cash from operations in 2015 and 2014, we funded a portion of our distributions with other sources (i.e., Offering proceeds). In addition, should we not have sufficient cash available from operations to maintain current distributions beyond March 31, 2015, we may continue to use other sources (i.e., Offering proceeds) to fund any such shortfalls and/or amend our current distribution policy.

LIQUIDITY AND CAPITAL RESOURCES

General

Since the close of our Offering in April 2013, our primary source of capital to date has been unused proceeds from our Offering.

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

As of March 31, 2015, we had an aggregate debt leverage ratio of 61.3% of the aggregate carrying value of our assets, excluding our assets held for sale. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings up to approximately 75% of the aggregate carrying value of our assets and in certain circumstances, in excess of these levels if approved by the board of directors.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements. The loan agreements also contain customary events of default and remedies for the lenders. The borrowers are normally direct or indirect subsidiaries of our operating partnership. As of March 31, 2015, we were in compliance with all of our debt covenants for our mortgage notes payable.

We may seek to refinance our three remaining properties (excluding the property held for sale), but in doing so may face difficulties if the remaining term of our tenant’s lease obligations is less than five years. For example, the senior loans entered into at the time of our purchase on two of our properties each have an expected maturity in 2016. While each such senior loan contains a provision through which the loan can be extended for approximately two years, the extension triggers a substantial increase in the interest rate. Therefore, unless a strategic exit event happens earlier, we expect to refinance the debt prior to its initial maturity. The terms of any refinancing could be less favorable than the current terms if the properties’ tenants have not exercised their options to extend, or we have not otherwise negotiated an extension of the leases.

Any lease extensions could create an obligation to pay lease commissions and may also provide our tenants with some period of free or reduced rent. Some, but not all of our debt instruments require us to fund reserves that can be used to pay lease commissions but these growing reserves would not necessarily be sufficient to fund all such lease commissions. Therefore, we expect to retain a portion of the remaining unused net proceeds from our Offering for this purpose. Also, any amendment to the terms of existing leases could require approval by the lender providing the loan secured by the related property.

In the event unforeseen capital expenditures are necessary for which we do not have sufficient cash reserves to fund, we may be forced to defer making such improvements which could impact the ability for us to renew an existing lease or obtain a new lease on the property and could negatively impact the value of our property. If necessary, we may use our cash on hand in the event of unforeseen significant capital expenditures or we may be forced to sell one or more properties at an unfavorable time to meet our obligations and to continue paying distributions.

Cash from Operating Activities

We do not expect to meet future cash needs for general and administrative expenses, debt service and distributions from the net operating income from our properties, which is comprised of rental income and tenant reimbursements less property operating expenses and property management fees (“NOI”). The leases for our three properties not classified as held for sale are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. Each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to ten years). In addition, the tenants are generally responsible for the payment of some, and in two cases substantially all, of the operating expenses of the property. In the event the property operating expenses exceed a cap, as defined in the tenant lease agreements, the excess expenses are not reimbursable.

Based on annualized base rents, our portfolio (excluding our property held for sale) had a weighted average remaining lease term of 5.7 years as of March 31, 2015, with approximately 100% of our rental revenues scheduled to expire in 2018 or later. Therefore, we do not expect lease turnover or increases in property expenses to have a significant impact on our cash flow from operations in the near term. However, we are vulnerable to tenant and geographic concentrations, whereby a default or non-renewal by one of our significant tenants or economic downturns in certain geographic regions would have a negative impact on our results of operations and cash flow from operations.

We experienced a positive cash flow from operating activities for the three months ended March 31, 2015 and 2014 of approximately $45,000 and $83,000, respectively. We only have three remaining leases (excluding our property held for sale) and therefore expect further decreases in our operating cash flows in 2015 as compared with prior periods.

During each of the three months ended March 31, 2015 and 2014, our cash from operations was positively impacted by expense support provided by our Advisor, as described in “Results of Operations – General and Administrative Expenses and Asset Management Fees.

Foreign Discontinued Operations

Approximately 6.3% and 18.7% of our total revenues for the three months ended March 31, 2015 and 2014, respectively, related to properties in Germany. In January 2015, we completed the sale of 94.9% of our equity interest in the entities that own the German properties, which resulted in proceeds, net of closing costs, of approximately $8.1 million, of which approximately $0.3 million was held back until the completion of the acquisition audit. We continue to evaluate the use of the sales proceeds, which may include a partial liquidating distribution.

Working Capital

As of March 31, 2015, we had $13.2 million in cash and cash equivalents, which is primarily reflective of the $7.8 million in net sales proceeds received from the sale of our 94.9% interest in the entities that owned the German properties as well as unused net proceeds from our Offering. We intend to retain reserves for future working capital and other needs.

Repayment of Debt

The majority of our debt outstanding as of December 31, 2014 requires monthly repayment of a portion of the outstanding principal. During each of the three months ended March 31, 2015 and 2014, we repaid approximately $0.3 million of our mortgage notes payable. Our remaining scheduled principal payments in 2015 are approximately $1.1 million.

Distributions

During the three months ended March 31, 2015 and 2014, we had insufficient cash flows from operating activities or funds from operations to fund a significant portion of our distributions; therefore, such amounts were substantially funded from unused proceeds of our Offering. Our board of directors has authorized a daily distribution of $0.0017808 per share of common stock, which based on a 365 days calendar year, is equal to an annualized distribution rate of 8.7% relative to our estimated NAV per share as of December 31, 2014. Distributions are payable to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

The payment of distributions represents a significant use of cash. Our primary sources of cash for the payment of distributions is expected to be net operating income generated by our leases, net of our general and administrative expenses, debt service payments and other operating expenses and unused Offering proceeds. Our ability to sustain the current distribution rate is therefore highly dependent upon our tenants paying their rent as contractually due, our ability to keep our properties leased, and minimizing our general and administrative expenses to the extent possible, including continued expense support from our Advisor under the Amended and Restated Expense Support Agreement.

The following table presents total distributions declared and paid, net cash provided by operating activities and funds from operations (“FFO”) for the three months ended March 31, 2015 and 2014:

	Distributions Declared Daily Per Share	Total Cash Distributions Declared (1)	Cash Distributions Paid	Net Cash Provided by Operating Activities (2)	FFO (3)
2015 Quarter
First	$0.0017808	$1,323,429	$1,323,429	$45,252	$689,455

2014 Quarter
First	$0.0017808	$1,323,429	$1,323,429	$82,503	$1,146,472

FOOTNOTES:

(1)	Our net loss was approximately $0.6 million and cash distributions declared was approximately $1.3 million for each of the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, approximately 97% and 94%, respectively, of distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds), and approximately 3% and 6%, respectively, were considered to be funded with cash provided by operations for GAAP purposes.
(2)	Net cash provided by operating activities agrees with the condensed consolidated statements of cash flows in our condensed consolidated financial statements. Such amount generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in the applicable period.
(3)	See reconciliation of FFO in “Funds from Operations and Modified Funds from Operations” below.

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

Expense Support Agreements

During each of the three months ended March 31, 2015 and 2014, approximately $0.3 million in asset management fees and $0.1 million in operating-related personnel expenses were settled as payable in cash in accordance with the terms of the Amended and Restated Expense Support Agreement. In accordance therewith, we determined that approximately 55,000 and 43,000 shares, respectively, of Restricted Stock were issuable to the Advisor related to three months ended March 31, 2015 and 2014. The shares related to the three months ended March 31, 2015 will be issued by May 15, 2015.

We expect the expense support provided by our Advisor will continue to have a positive impact on our cash from operations. However, in the event that the Advisor determines to terminate the Amended and Restated Expense Support Agreement, our results from operations, cash from operations and FFO would be negatively impacted.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our properties, other than those described above, risk factors identified in Part II, Item 1A of this report and the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

During the three months ended March 31, 2015 and 2014, the results of four real estate investment properties contributed to income from continuing operations. As described above, we sold 94.9% of our equity interest in the entities that own our German properties in January 2015 and, as such, the results of operations for these five properties are included in income from discontinued operations in the accompanying statements of operations for all periods presented.

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Revenues. Rental revenue and tenant reimbursements for each of the three months ended March 31, 2015 and 2014 was approximately $2.4 million and $0.3 million, respectively. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period during which the related reimbursable expenses are incurred.

Property Operating Expenses. Property operating expenses for each of the three months ended March 31, 2015 and 2014 was approximately $0.7 million. These expenses include property taxes, utilities and other costs that we are responsible for paying to operate our properties, some of which are reimbursable by the tenants with reimbursed amounts included in revenues. In general, as property operating expenses increase, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts.

General and Administrative Expenses. General and administrative expenses are comprised primarily of reimbursable personnel-related expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. During the three months ended March 31, 2015 and 2014, general and administrative expenses totaled $0.6 million and $0.4 million, respectively; however, for approximately $0.1 million for each period of such amounts were settled and paid in the form of Restricted Stock in accordance with the Amended and Restated Expense Support Agreement. As described in Note 9. “Related Party Arrangements” the Restricted Stock was valued at the lowest possible fair value at vesting of zero for each of the three months ended March 31, 2015 and 2014, and as such, only the net amount of approximately $0.5 million and $0.3 million, respectively, was recognized as general and administrative expenses for accounting purposes. General and administrative expenses increased due to an increase in charges related to our strategic alternatives.

Although we expect total general and administrative expenses for our properties will remain consistent in 2015, we currently anticipate that all or a significant portion of reimbursable personnel-related expenses will be settled and paid in the form of Restricted Stock in accordance with the terms of the Amended and Restated Expense Support Agreement; thereby, resulting in continued reductions in general and administrative expenses. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement.

Asset Management Fees. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management. For each of the three months ended March 31, 2015 and 2014, asset management fees totaled $0.3 million; however, all of the asset management fees were settled in accordance with the Amended and Restated Expense Support Agreement. As described in Note 9. “Related Party Arrangements” the Restricted Stock was valued at zero during the three months ended March 31, 2015 and 2014, and as such, no asset management fee expense was recognized for accounting purposes.

We currently anticipate all or a significant portion of asset management fees for the remainder of 2015 will be settled in accordance with the terms of the Amended and Restated Expense Support Agreement; thereby resulting in continued reductions in asset management fees expense. See “Expense Support Agreements” above for additional information relating to the Amended and Restated Expense Support Agreement.

Property Management Fees. We incurred approximately $0.08 million and $0.06 million, respectively, in property management fees payable to our Property Manager and sub-property managers during the three months ended March 31, 2015 and 2014, for services in managing our property operations. Property management fees generally range from 1.5% to 4.5% of property revenues.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2015 and 2014 was approximately $1.5 million and $1.6 million, respectively.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization for the three months ended March 31, 2015 and 2014 was approximately $0.8 million and $0.9 million, respectively.

Income Taxes. For each of the three months ended March 31, 2015 and 2014, we recognized tax expense of approximately $13,000, relating to our properties in Texas.

Analysis of Discontinued Operations. During the year ended December 31, 2014, we entered into a share purchase agreement for the sale of 94.9% of our equity interest in the entities that own our German properties, as described above in “Foreign Discontinued Operations.” It was determined that this represented a strategic shift, and as a result, we accounted for the revenues and expenses associated with the entities that own our German properties as discontinued operations for all periods presented in accordance with GAAP. In January 2015, we completed the sale of 94.9% of our equity interest in these entities and recognized an approximate $0.2 million gain on the sale.

Income from discontinued operations, net of tax, was approximately $0.3 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the three months ended March 31, 2015 and 2014, our MFFO is FFO, excluding amortization of above- and below-market leases and straight-line rent adjustments which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss to FFO and MFFO for three months ended March 31:

	Three Months Ended March 31,
	2015	2014

Net loss	$(576,605)	$(575,502)
Adjustments:
Gain on sale of foreign discontinued operations	(238,411)	—
Discontinued operations
Depreciation and amortization:
Continuing operations	1,504,471	1,551,885
Discontinued operations	—	170,089

FFO	689,455	1,146,472
Amortization of above- and below-market lease intangible assets: (1)
Continuing operations	70,757	70,757
Discontinued operations	—	6,230
Straight-line rent adjustments: (2)
Continuing operations	91,939	(592,019)
Discontinued operations	—	(4,862)

MFFO	$852,151	$626,578

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	8,257,410

Net loss per share (basic and diluted)	$(0.07)	$(0.07)

FFO per share (basic and diluted)	$0.08	$0.14

MFFO per share (basic and diluted)	$0.10	$0.08

FOOTNOTES:

(1)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

The fluctuation in FFO and MFFO across periods was primarily attributable to the following:

•	The approximate $0.4 million decrease in FFO across periods is reflective of selling 94.9% of our equity interest in the entities that own our German properties in January 2015, as well as increased general and administrative expenses related to the Company’s strategic alternatives.

•	In February 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024 and, among other things, granted free rent for the period from February 2014 through May 2014. Approximately $0.6 million for the three months ended March 31, 2014 has been recognized as non-cash revenues in the accompanying condensed consolidated statements of operations and have been deducted from MFFO as non-cash straight-line rent adjustments. Although the lease extension reduced our MFFO, we believe it enhanced the value of our property. MFFO increased by approximately $0.6 million during the three months ended March 31, 2015 because no deductions of straight-line rent from lease amendments were recorded during the three months ended March 31, 2015. This increase was partially offset by a decrease of $0.4 million decrease in FFO described above.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 9. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2014 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we owned a 5.1% non-controlling interest in the entities that own our German Properties. The debt related to the German properties was approximately $11.8 million at the exchange rate of $1.09 per Euro as of March 31, 2015.

CONTRACTUAL OBLIGATIONS

For the three months ended March 31, 2015, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2014. See our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of our contractual obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of our Critical Accounting Policies and Estimates.

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

The following is a schedule as of March 31, 2015 of our fixed rate debt maturities for the remainder of 2015, each of the next four years and thereafter (principal maturities only):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value¹
Fixed rate debt	$1,091,344	$30,882,372	$824,418	$875,963	$930,732	$21,153,940	$55,758,769	$57,790,433

Total debt	$1,091,344	$30,882,372	$824,418	$875,963	$930,732	$21,153,940	$55,758,769	$57,790,433

	2015	2016	2017	2018	2019	Thereafter	Total
Weighted average fixed interest rates of maturities	5.77%	5.54%	6.08%	6.08%	6.08%	6.08%	5.78%

FOOTNOTE:

(1)	The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2015. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

During 2014 and through the sale of 94.9% of our equity interest in the entities that own our German properties in January 2015, we were exposed to risk from the effects of foreign currency exchange rate movements and were negatively impacted by movements in foreign currencies. Subsequent to January 2015, our exposure to the impact of future movements in the exchange rate of Euro to U.S. dollars on our financial results is limited to our retained 5.1% non-controlling interest in the entities that own the German properties.

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

There were no material changes in the Company’s risk factors disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Secondary Sales of Registered Shares between Investors

We are not aware of any transfers of shares by investors for the three months ended March 31, 2015 and we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us. For the three months ended March 31, 2014, we are aware of transfers of 1,380 shares by investors. The shares were transferred as a sales price of $6.50 per share.

Use of Proceeds from Registered Securities

Our Offering closed on April 23, 2013; refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on the use of proceeds from our Offering.

The use of proceeds from our Offering and borrowings for the three months ended March 31, 2015 were as follows:

Unused Offering proceeds as of December 31, 2014	$6,716,533
Principal payments of debt	(291,886)
Distributions to stockholders	(1,323,429)

Unused Offering proceeds as of March 31, 2015	$5,101,218

Redemption of Shares and Issuer Purchases of Equity Securities

As a result of the termination of our distribution reinvestment plan and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013. Therefore, we did not redeem any shares of our common stock during the three months ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2015.

GLOBAL INCOME TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer of Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.