Form 10-Q
period 2015-06-30
Global Income Trust, Inc.
filed 2015-08-14
CIK 1459241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding as of August 3, 2015 was 8,257,410.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

Item 1. Financial Statements

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Real estate investment properties, net	$59,668,218	$60,797,152
Cash and cash equivalents	15,125,448	6,716,533
Lease intangibles, net	11,883,356	13,872,453
Assets held for sale	—	23,334,983
Deferred rent	1,864,322	2,051,321
Restricted cash	1,762,308	2,231,728
Other assets	844,214	265,594
Loan costs, net	405,319	482,643

Total assets	$91,553,185	$109,752,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$55,401,811	$56,095,907
Accounts payable and accrued expenses	790,838	826,606
Unearned rent	634,112	704,788
Real estate taxes payable	524,292	1,030,510
Other liabilities	441,144	455,848
Due to related parties	45,696	55,094
Liabilities associated with assets held for sale	—	13,742,627

Total liabilities	57,837,893	72,911,380

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock $0.01 par value per share, 1,120,000,000 shares authorized, 8,419,689 shares issued and 8,257,410 shares outstanding	82,575	82,575
Capital in excess of par value	70,070,012	70,070,012
Accumulated distributions	(17,601,674)	(14,940,106)
Accumulated deficit	(18,843,628)	(17,796,900)
Accumulated other comprehensive income (loss)	8,007	(574,554)

Total stockholders’ equity	33,715,292	36,841,027

Total liabilities and stockholders’ equity	$91,553,185	$109,752,407

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income from operating leases	$2,375,584	$2,393,158	$4,768,743	$4,819,691
Tenant reimbursement income	317,216	380,662	665,874	707,277

Total revenues	2,692,800	2,773,820	5,434,617	5,526,968

Operating expenses:
Property operating expenses	667,799	752,387	1,360,747	1,409,175
General and administrative	195,678	294,838	675,716	621,109
Property management fees	78,781	74,669	158,320	139,349
Depreciation and amortization	1,497,735	1,551,885	3,002,206	3,103,770

Total operating expenses	2,439,993	2,673,779	5,196,989	5,273,403

Operating income	252,807	100,041	237,628	253,565

Other income (expense):
Interest and other income	15,506	1,222	12,253	7,326
Interest expense and loan cost amortization	(844,987)	(868,533)	(1,690,897)	(1,737,593)

Total other expense	(829,481)	(867,311)	(1,678,644)	(1,730,267)

Loss from continuing operations before income taxes	(576,674)	(767,270)	(1,441,016)	(1,476,702)
Income tax expense	(4,020)	(13,243)	(17,280)	(26,388)

Loss from continuing operations	(580,694)	(780,513)	(1,458,296)	(1,503,090)
Income (loss) from discontinued operations, net of tax	—	(208,796)	300,997	(61,721)

Loss before gain on sale of real estate	(580,694)	(989,309)	(1,157,299)	(1,564,811)
Gain on sale of real estate, net of tax	110,571	—	110,571	—

Net loss	$(470,123)	$(989,309)	$(1,046,728)	$(1,564,811)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.06)	$(0.09)	$(0.17)	$(0.18)
Discontinued operations	—	(0.03)	0.04	(0.01)

	$(0.06)	$(0.12)	$(0.13)	$(0.19)

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	8,257,410	8,257,410	8,257,410

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(470,123)	$(989,309)	$(1,046,728)	$(1,564,811)

Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	4,276	(52,944)	(612,563)	(84,418)
Reclassification of cumulative foreign currency translation adjustments	—	—	1,195,124	—

Total other comprehensive income (loss)	4,276	(52,944)	582,561	(84,418)

Comprehensive loss	$(465,847)	$(1,042,253)	$(464,167)	$(1,649,229)

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2015 (Unaudited) and the Year Ended December 31, 2014

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Distributions	Deficit	Income (Loss)	Equity
Balance at December 31, 2013	8,257,410	$82,575	$70,070,012	$(9,572,863)	$(13,191,862)	$550,003	$47,937,865
Net loss	—	—	—	—	(4,605,038)	—	(4,605,038)
Other comprehensive loss	—	—	—	—	—	(1,124,557)	(1,124,557)
Distributions declared ($0.0017808 per share per day)	—	—	—	(5,367,243)	—	—	(5,367,243)

Balance at December 31, 2014	8,257,410	82,575	70,070,012	(14,940,106)	(17,796,900)	(574,554)	36,841,027
Net loss	—	—	—	—	(1,046,728)	—	(1,046,728)
Other comprehensive income	—	—	—	—	—	582,561	582,561
Distributions declared ($0.0017808 per share per day)	—	—	—	(2,661,568)	—	—	(2,661,568)

Balance at June 30, 2015	8,257,410	$82,575	$70,070,012	$(17,601,674)	$(18,843,628)	$8,007	$33,715,292

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(1,046,728)	$(1,564,811)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,002,206	3,473,292
Amortization of above- and below-market lease intangibles	141,513	159,066
Amortization of loan costs	79,829	101,936
Equity in earnings of unconsolidated entities	(11,736)	—
Gain from sale of foreign discontinued operations	(238,411)	—
Gain on sale of real estate	(110,571)	—
Straight-line rent adjustments	186,999	(1,143,676)
Deferred income tax	—	336,639
Changes in operating assets and liabilities:
Other assets	77,118	(122,263)
Accounts payable and accrued expenses	(118,145)	116,162
Due to related parties	(28,874)	(57,132)
Unearned rent	(56,146)	(75,704)
Real estate taxes payable	(506,216)	(476,061)

Net cash provided by operating activities	1,370,838	747,448

Investing activities:
Proceeds from sale of foreign discontinued operations	8,075,267	—
Working capital assumed by buyer of foreign discontinued operations	(588,712)	—
Proceeds from sale of real estate	2,550,386	—
Capital expenditures	(18,420)	(28,750)
Changes in restricted cash	469,419	374,474

Net cash provided by investing activities	10,487,940	345,724

Financing activities:
Repayments of mortgage notes payable	(694,096)	(655,033)
Distributions to stockholders	(2,676,271)	(2,676,272)

Net cash used in financing activities	(3,370,367)	(3,331,305)

Effect of exchange rate fluctuation on cash	(79,496)	(8,185)

Net increase (decrease) in cash and cash equivalents	8,408,915	(2,246,318)
Cash and cash equivalents at beginning of period	6,716,533	10,282,179

Cash and cash equivalents at end of period	$15,125,448	$8,035,861

Supplemental disclosure of non-cash investing and financing transactions:
Amounts incurred but not paid:
Distributions declared	$441,144	$441,144

Liabilities assumed by buyer of foreign discontinued operations	$12,695,368	$—

Reclassification of 5.1% retained equity interest to investment in and advances to unconsolidated entities	$397,372	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

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

On August 10, 2015, the Company entered into a purchase and sale agreement for the sale of its remaining three real estate properties. Refer to Note 11. “Subsequent Events” for additional information.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Investment in and Advances to Unconsolidated Entities — The Company accounts for its investment in and advances to unconsolidated entities under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities on a three month lag. Under this method, the Company recognizes income or loss in each period based on its 5.1% interest in the net income (loss) of the unconsolidated entities at the end of each reporting period, which is included in interest and other income (expense) in the accompanying condensed consolidated statement of operations. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. The Company’s investment in and advances to unconsolidated entities is included in other assets in the accompanying condensed consolidated balance sheet.

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

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new Accounting Standard Concept (“ASC”) topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, expected to be deferred one year, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

3.	Real Estate Investment Properties, net

As of June 30, 2015 and December 31, 2014, real estate investment properties consisted of the following (excluding properties held for sale):

	June 30, 2015	December 31, 2014
Land and land improvements	$11,939,925	$11,935,351
Building and improvements	50,549,262	50,545,179
Tenant improvements	4,865,600	4,865,600
Equipment	93,564	83,801
Less: accumulated depreciation	(7,780,133)	(6,632,779)

	$59,668,218	$60,797,152

Depreciation expense on the Company’s real estate investment properties was approximately $0.6 million and $1.2 million for each of the quarters and six months ended June 30, 2015 and 2014, respectively.

4.	Operating Leases

The following is a schedule of future minimum lease payments to be received for the remainder of 2015, each of the next four years and thereafter, in the aggregate, under non-cancellable operating leases, as of June 30, 2015:

2015	$4,907,064
2016	9,873,482
2017	9,985,713
2018	9,062,490
2019	3,931,325
Thereafter	16,814,991

$54,575,065

The above future minimum lease payments exclude tenant reimbursements, straight-line rent adjustments, amortization of above-market lease intangibles, and base rent attributable to any renewal options that may be exercised by the tenants in the future.

5.	Assets and Associated Liabilities Held for Sale

Foreign Discontinued Operations

During 2014, in connection with the Company’s evaluation of potential strategic alternatives for the Company as a whole, the Company entered into a share purchase agreement for the sale of 94.9% of its equity interest in the entities that owned the German properties. In January 2015, the Company completed the sale in exchange for aggregate proceeds of approximately $8.1 million, net of transaction costs, of which approximately $0.3 million was held back until the completion of the acquisition audit and other closing conditions. In May 2015, the Company received $0.1 million related to the other closing conditions while the remaining balance will be received upon completion of the acquisition audit. In addition, the Company retained a 5.1% non-controlling equity interest and a 5.1% interest in a note totaling approximately $0.4 million, which was calculated on the basis of selling in-substance real estate pursuant to ASC 360-20 and, therefore, represents 5.1% of the net carrying value of the German portfolio as of the disposition date. All assets and liabilities of these entities were classified as assets held for sale and liabilities associated with assets held for sale, respectively, under guidance previous to ASU 2014-08, on the condensed consolidated balance sheet as of December 31, 2014 and all operating results relating to these properties have been treated as discontinued operations for all periods presented; refer to Note 6. “Discontinued Operations” for additional information.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

5.	Assets and Associated Liabilities Held for Sale (continued)

Austin Property

In February 2015, the Company committed to a plan to sell the Austin Property as part of the Company’s continuous evaluation of strategic alternatives. In June 2015, the Company completed the sale of its Austin Property and recorded a gain of approximately $0.1 million in the accompanying condensed consolidated statements of operations for the quarter and six months ended June 30, 2015. The sale of the Austin Property did not cause a strategic shift in the Company nor is it considered individually significant; therefore, it did not qualify as discontinued operations under ASU 2014-08.

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

These balance sheet amounts for the foreign discontinued operations were converted from Euro to U.S. dollars at an exchange rate of $1.22 per Euro as of December 31, 2014.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

6.	Discontinued Operations

The condensed consolidated financial statements reflect reclassifications of rental income, property expenses, interest expense and other income and expenses relating to the German properties from continuing operations to income (loss) from discontinued operations for all periods presented. The Company recognized approximately $0.2 million for financial statement purposes as a gain on sale of foreign discontinued operations related to the January 2015 sale of its 94.9% interest in the German properties.

The following is a summary of the income from discontinued operations of the Company’s foreign operations for the quarter and six months ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Six Months Ended June 30,(1)
	2015	2014	2015(2)	2014
Revenues	$—	$658,013	$184,025	$1,291,813
Expenses	—	(198,765)	(79,189)	(380,595)
Depreciation and amortization	—	(199,433)	—	(369,522)

Operating income	—	259,815	104,836	541,696
Gain on sale of foreign discontinued operations (3)	—	—	238,411	—
Interest expense and loan cost amortization	—	(125,481)	(34,958)	(252,254)

Income from discontinued operations before income tax benefit (expense)	—	134,334	308,289	289,442
Income tax benefit (expense)	—	(343,130)	(7,292)	(351,163)

Income (loss) from discontinued operations	$—	$(208,796)	$300,997	$(61,721)

FOOTNOTES:

(1)	The accompanying condensed consolidated statements of operations related to the German properties have been converted from Euro to U.S. dollars at the average exchange rate of $1.13 per Euro and $1.37 per Euro for the six months ended June 30, 2015 and 2014, respectively.
(2)	Amounts related to the German properties represent results of operations through the disposition date in January 2015.
(3)	Amount includes approximately $1.2 million reclassification of cumulative foreign currency translation adjustments included in the accompanying condensed consolidated statement of comprehensive loss.

The Advisor waived its rights to any disposition fee related to the sale of the 94.9% equity interest in the entities that own the German properties.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

7.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
In place leases	$23,675,450	$23,675,450
Above-market leases	1,634,300	1,634,300

Gross carrying amount	25,309,750	25,309,750
Accumulated amortization	(13,426,394)	(11,437,297)

Net book value	$11,883,356	$13,872,453

Amortization expense on the Company’s intangibles, net was approximately $1.0 million and $1.9 million for the quarter and six months ended June 30, 2015, respectively, of which approximately $0.07 million and $0.1 million, respectively, was treated as a reduction of rental income from operating leases and approximately $0.9 million and $1.8 million, respectively, was included in depreciation and amortization.

Amortization expense on the Company’s intangibles, net was approximately $1.0 million and $2.1 million for the quarter and six months ended June 30, 2014, respectively, of which approximately $0.07 million was treated as a reduction of rental income from operating leases and approximately $1.0 million was included in depreciation and amortization for each of the quarters and six months ended June 30, 2014, respectively.

The estimated future amortization for the Company’s intangible assets for the remainder of 2015, each of the next four years and thereafter, as of June 30, 2015 was as follows:

	In place leases	Above-market leases	Total
2015	$1,847,585	$141,513	$1,989,098
2016	3,695,169	283,026	3,978,195
2017	3,695,169	283,026	3,978,195
2018	1,859,439	78,429	1,937,868
2019	—	—	—
Thereafter	—	—	—

	$11,097,362	$785,994	$11,883,356

As of June 30, 2015 and December 31, 2014, the weighted average useful lives of in-place leases and above market lease were 3.1 years and 3.6 years, respectively.

8.	Indebtedness

The net carrying value and the estimated fair value of mortgage notes payable was approximately $55.4 million and $57.4 million as of June 30, 2015, respectively, and approximately $56.1 million and $58.1 million as of December 31, 2014, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

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

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

9.	Related Party Arrangements (continued)

The following fees and expenses were settled in connection with the Amended and Restated Expense Support Agreement, including amounts included in income from discontinued operations, net of tax, for the three months ended June 30, 2015 and 2014, and cumulatively as of June 30, 2015:

	Quarter Ended June 30,		Six Months Ended June 30,		As of June 30,
	2015	2014	2015	2014	2015
Asset management fees	$240,123	$301,529	$501,979	$603,058	$1,708,095
Reimbursable personnel-related expenses	92,067	113,462	242,396	244,457	694,953

	$332,190	$414,991	744,375	847,515	$2,403,048

Then-current offering price (1)	$7.43	$10.00	$7.43	$10.00	$7.43

Restricted stock shares (2)	44,709	41,499	100,185	84,752	280,267

Cash distributions on Restricted Stock (3)	$34,221	$3,697	$55,696	$3,697	$87,776

FOOTNOTES:

(1)	The then-current offering prices are based on the Company’s NAV per share or historical offering price at the date in which the expense support amounts were ultimately settled under the Expense Support Agreements.
(2)	Cumulative Restricted Stock shares are comprised of approximately 235,000 issued to the Advisor and approximately 45,000 issuable to the Advisor as of June 30, 2015. In addition, the Restricted Stock shares were treated as unissued for financial reporting purposes because the vesting criteria had not been met as of June 30, 2015.
(3)	The cash distributions have been recognized as compensation expense and are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

9.	Related Party Arrangements (continued)

The expenses and fees incurred by and reimbursable to the Company’s related parties for the quarter and six months ended June 30, 2015 and 2014 and the related amounts unpaid as of June 30, 2015 and December 31, 2014 were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Reimbursable expenses:
Operating expenses (1) (2)	$98,919	$145,171	$284,940	$313,432	$13,355	$20,564
Asset management fees (2)	240,123	301,529	501,979	603,058	—	—
Property management fees	78,781	101,758	165,877	193,548	32,341	89,818

	$417,823	$548,458	$952,796	$1,110,038	$45,696	$110,382

FOOTNOTES:

(1)	In general, amounts are recorded as general and administrative expenses in the accompanying condensed consolidated statements of operations.
(2)	For the quarter and six months ended June 30, 2015, the Company incurred $0.2 million and $0.5 million, respectively, in asset management fees and $0.1 million and $0.2 million, respectively, in operating-related personnel expenses for which the Advisor agreed to receive Restricted Stock in lieu of cash pursuant to the terms of the Amended and Restated Expense Support Agreement. As a result, asset management fees of $0.2 million and $0.5 million, respectively, and operating expenses of $0.1 million and $0.2 million, respectively, were reduced for the quarter and six months ended June 30, 2015. For the quarter and six months ended June 30, 2014, the Company incurred $0.3 million and $0.6 million, respectively, in asset management fees and $0.1 million and $0.2 million, respectively, in operating-related personnel expenses for which the Advisor agreed to receive Restricted Stock in lieu of cash pursuant to the terms of the Amended and Restated Expense Support Agreement. As a result, asset management fees of $0.3 million and $0.6 million, respectively, and operating expenses of $0.1 million and $0.2 million, respectively, were reduced for the quarter and six months ended June 30, 2014. Since the lowest possible fair value at vesting was zero, no value was assigned to the Restricted Stock.

10.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

GLOBAL INCOME TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

11.	Subsequent Events

On August 10, 2015, the Company entered into a purchase and sale agreement with Griffin Capital Corporation, Inc., a non-affiliated third party buyer (the “Buyer”), for the sale of its remaining three real estate properties (the “Sale”) for an aggregate sales price of approximately $93.65 million in cash, less the loans that encumber the properties that will be assumed by the Buyer. The Sale is subject to approval by the Company’s stockholders, obtaining lender consents with respect to the assumption of the loans to be assumed by the Buyer, and other customary closing conditions. The purchase and sale agreement with the Buyer contains termination rights for both the Company and the Buyer; and the Company has agreed to pay to the Buyer a termination fee of $3 million if the Company terminates the purchase and sale agreement, under the terms described further in the purchase and sale agreement. There can be no assurance that the closing conditions will be satisfied, that the Sale will be consummated, or the timing of the Sale.

In connection with the proposed Sale, the Company’s board of directors approved a plan of liquidation and dissolution (the “Plan of Dissolution”) pursuant to which the Company would be liquidated and dissolved, subject to consummation of the Sale and approval of the liquidation and dissolution of the Company by the Company’s stockholders. Upon liquidation and dissolution, stockholders will receive an aggregate amount currently estimated to be $7.01 per share of outstanding common stock of the Company. This is based on the cash proceeds that the Company expects to receive in connection with the Sale, the proceeds of the liquidation of the Company’s remaining 5.1% interest in the entities that own the German properties (described, below), the amount of cash on hand less closing costs, transaction costs, and other liabilities, plus a direct payment to the stockholders from the Company’s Sponsor, or an affiliate of the Sponsor, representing a reimbursement of certain organization, offering and operating expenses.

In connection with the Sale and the Plan of Dissolution, the board of directors of the Company, including a majority of the independent directors, approved a sale of the Company’s remaining 5.1% interest in the entities that own the German properties, to the Company’s Sponsor, or an affiliate of the Sponsor, for an aggregate sale price of $500,000. The sale of the Company’s remaining 5.1% interest in the entities that own the German properties to the Sponsor, or an affiliate of the Sponsor, is subject to the stockholders’ approval of the Sale and the subsequent liquidation and dissolution of the Company.

The board of directors approved the suspension of cash distributions on its common stock effective August 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the quarter and six months ended June 30, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in the Item 2 have the same meaning as in the accompanying condensed consolidated financial statements unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 30, 2015 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

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

As discussed further below in “Exit Strategy,” in January 2015, we sold 94.9% of our equity interest in the entities that own our five value-retail centers in Germany and retained a 5.1% non-controlling interest with limited protective rights. In June 2015, we sold our Austin Property located in Pflugerville, Texas. As of August 3, 2015, we owned three properties located in Texas and Florida comprised of approximately 1.1 million square feet of leasable space and our portfolio was 100% leased with a weighted average remaining lease term of 5.4 years. Our tenants include Mercedes-Benz Financial Services USA, LLC, DynCorp International, LLC and Samsonite, LLC. Refer to our “Exit Strategy” section below, for additional information.

Exit Strategy

During 2013, upon the completion of our Offering, our board of directors formed a Special Committee and began exploring possible strategic alternatives. In connection therewith, in August 2013, the Special Committee engaged SunTrust Robinson Humphrey, Inc. (“STRH”) as its financial advisor.

In January 2015, we completed the sale of a 94.9% controlling equity interest in the entities that owned the German properties and retained a 5.1% non-controlling interest with limited protective rights. In June 2015, we completed the sale of out Austin Property in Pflugerville, Texas as part of our continuous evaluation of strategic alternatives.

The Special Committee, along with STRH, evaluated the strategic alternatives of our three remaining properties. On August 10, 2015, we entered into a purchase and sale agreement with Griffin Capital Corporation, Inc., a non-affiliated third party buyer (the “Buyer”), for the sale of our remaining three real estate properties (the “Sale”) for an aggregate sales price of approximately $93.65 million in cash, less the loans that encumber the properties that will be assumed by the Buyer. The Sale is subject to approval by our stockholders, obtaining lender consents with respect to the assumption of the loans to be assumed by the Buyer, and other customary closing conditions. The purchase and sale agreement with the Buyer contains termination rights for both us and the Buyer; and we have agreed to pay to the Buyer a termination fee of $3 million if we terminate the purchase and sale agreement, under the terms described further in the purchase and sale agreement. There can be no assurance that the closing conditions will be satisfied, that the Sale will be consummated, or the timing of the Sale.

In connection with the proposed Sale, our board of directors approved a plan of liquidation and dissolution (the “Plan of Dissolution”) pursuant to which we would be liquidated and dissolved, subject to consummation of the Sale and approval of the liquidation and our dissolution by our stockholders. Upon liquidation and dissolution, our stockholders will receive an aggregate amount currently estimated to be $7.01 per share of our outstanding common stock. This is based on the cash proceeds that we expect to receive in connection with the Sale, the proceeds of the liquidation of our remaining 5.1% interest in the entities that own the German properties (described, below), the amount of cash on hand less closing costs, transaction costs, and other liabilities, plus a direct payment to the stockholders from our Sponsor, or an affiliate of our Sponsor, representing a reimbursement of certain organization, offering and operating expenses.

In connection with the Sale and the Plan of Dissolution, our board of directors, including a majority of our independent directors, approved a sale of our remaining 5.1% interest in the entities that own the German properties, to our Sponsor, or an affiliate of our Sponsor, for an aggregate sale price of $500,000. The sale of our remaining 5.1% interest in the entities that own the German properties to our Sponsor, or an affiliate of our Sponsor, is subject to the stockholders’ approval of the Sale and our subsequent liquidation and dissolution.

In light of the pending Sale and the Plan of Dissolution, our board of directors voted to suspend our cash distribution on our common stock effective as of August 4, 2015. Accordingly, we will not declare or issue any further distributions on our common stock after the effective date of the suspension. The accrued distributions up to and through the effective date of the suspension will be paid to stockholders on or about September 9, 2015.

Refer to our Form 8-K filed on August 12, 2015 for additional information.

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

Expense Support from our Advisor

Pursuant to the advisory agreement with our Advisor, our Advisor is entitled to asset management fees and reimbursement of certain personnel-related expenses it incurs on our behalf. Effective January 1, 2014, our Advisor agreed to accept forfeitable restricted stock, in lieu of cash, as payment for such fees and reimbursements if certain distribution coverage metrics were not met, subject to an amended and restated expense support agreement. As a result, our cash from operations was positively impacted by expense support provided by our Advisor. As described above under “Exit Strategy”, our board of directors voted to suspend our cash distribution on our common stock effective as of August 4, 2015. Since we will not declare distributions subsequent to the suspension, the distribution coverage metrics may be partially met during the third quarter of 2015, and therefore, our Advisor will not be required to accept restricted stock as full settlement and payment of asset management fees and operating-related personnel expenses. We expect that subsequent to the third quarter of 2015, none of these expenses will be settled in the form of restricted stock, absent a waiver of these expenses by the Advisor, and expect to settle these expenses in the form of cash.

Distributions

As described above under “Exit Strategy”, in light of the pending Sale and the Plan of Dissolution, our board of directors voted to suspend our cash distribution on our common stock effective as of August 4, 2015. Accordingly, we will not declare or issue any further distributions on our common stock after the effective date of the suspension. The accrued distributions up to and through the effective date of the suspension will be paid to stockholders on or about September 9, 2015.

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

As of June 30, 2015, we had an aggregate debt leverage ratio of 60.5% of the aggregate carrying value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings up to approximately 75% of the aggregate carrying value of our assets and in certain circumstances, in excess of these levels if approved by the board of directors.

Generally, the loan agreements for our mortgage loans contain customary affirmative, negative and financial covenants, representations, warranties and borrowing conditions, as set forth in the loan agreements. The loan agreements also contain customary events of default and remedies for the lenders. The borrowers are normally direct or indirect subsidiaries of our operating partnership. As of June 30, 2015, we were in compliance with all of our debt covenants for our mortgage notes payable.

As described above under “Exit Strategy”, on August 10, 2014, we entered into a purchase and sale agreement for the Sale our remaining three properties, subject to approval by our stockholders, where our Buyer will assume our existing indebtedness. To the extent we don’t obtain approval from our stockholders and execute under the purchase and sale agreement, we may seek to refinance our three remaining properties, but in doing so may face difficulties if the remaining term of our tenant’s lease obligations is less than five years. For example, the senior loans entered into at the time of our purchase on two of our properties each have an expected maturity in 2016. While each such senior loan contains a provision through which the loan can be extended for approximately two years, the extension triggers a substantial increase in the interest rate. Therefore, if we don’t execute under the purchase and sale agreement described above, we expect to refinance the debt prior to its initial maturity. The terms of any refinancing could be less favorable than the current terms if the properties’ tenants have not exercised their options to extend, or we have not otherwise negotiated an extension of the leases.

Any lease extensions could create an obligation to pay lease commissions and may also provide our tenants with some period of free or reduced rent. Some, but not all of our debt instruments require us to fund reserves that can be used to pay lease commissions but these growing reserves would not necessarily be sufficient to fund all such lease commissions. Therefore, to the extent we don’t sell our three remaining properties as described above under “Exit Strategy”, we expect to retain a portion of the remaining unused net proceeds from our Offering and dispositions for this purpose. Also, any amendment to the terms of existing leases could require approval by the lender providing the loan secured by the related property.

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

Cash from Operating Activities

We do not expect to meet future cash needs for general and administrative expenses and, debt service from the net operating income from our properties, which is comprised of rental income and tenant reimbursements less property operating expenses and property management fees (“NOI”). The leases for our three remaining properties are non-cancelable and provide for annual base rents, payable monthly, with periodic increases throughout the lease terms. Each tenant generally has the option to extend the lease term for an additional period (generally ranging from two to ten years). In addition, the tenants are generally responsible for the payment of some, and in two cases substantially all, of the operating expenses of the property. In the event the property operating expenses exceed a cap, as defined in the tenant lease agreements, the excess expenses are not reimbursable.

Based on annualized base rents, our portfolio had a weighted average remaining lease term of 5.4 years as of June 30, 2015, with approximately 100% of our rental revenues scheduled to expire in 2018 or later. Therefore, we do not expect lease turnover or increases in property expenses to have a significant impact on our cash flow from operations in the near term. However, since we only own three properties, we are vulnerable to tenant and geographic concentrations, whereby a default or non-renewal by one of our significant tenants or economic downturns in certain geographic regions would have a negative impact on our results of operations and cash flow from operations.

We experienced a positive cash flow from operating activities for the six months ended June 30, 2015 and 2014 of approximately $1.4 million and $0.7 million, respectively. The increase in cash flows from operating activities is primarily related to cash rents received during the six months ended June 30, 2015 as compared with the “free rent” granted during the six months ended June 30, 2014 under the February 2014 lease extension of the Jacksonville Distribution Center. This increase was partially offset by lower NOI resulting from the sale of 94.9% of our equity interest in the entities that own the German properties in January 2015. We only have three remaining leases and therefore expect decreases in our operating cash flows in 2015 as compared with prior periods.

During each of the six months ended June 30, 2015 and 2014, our cash from operations was positively impacted by expense support provided by our Advisor, as described in “Results of Operations – General and Administrative Expenses and Asset Management Fees”. As described above under “Exit Strategy”, our board of directors voted to suspend our cash distribution on our common stock effective as of August 4, 2015. Since we will not declare distributions subsequent to the suspension, the distribution coverage metrics may be partially met during the third quarter of 2015, and therefore, our Advisor will not be required to accept restricted stock as full settlement and payment of asset management fees and operating-related personnel expenses. We expect that only a portion of these expenses will be settled in the form of restricted stock starting during the quarter ended September 30, 2015 and, absent a waiver of these expenses by the Advisor, expect to settle these expenses in the form of cash going forward.

Foreign Discontinued Operations

Approximately 3.3% and 19.1% of our total revenues, including the properties included in discontinued operations, for the six months ended June 30, 2015 and 2014, respectively, related to properties in Germany. In January 2015, we completed the sale of 94.9% of our equity interest in the entities that own the German properties, which resulted in proceeds, net of closing costs, of approximately $8.1 million, of which approximately $0.3 million was held back until the completion of the acquisition audit and other closing conditions. In May 2015, we received $0.1 million related to the other closing conditions while the remaining amounts are expected to be received upon completion of the acquisition audit.

Working Capital

As of June 30, 2015, we had $15.1 million in cash and cash equivalents, which is primarily reflective of the $7.9 million in net sales proceeds received from the sale of our 94.9% interest in the entities that owned the German properties as well as unused net proceeds from our Offering. As described above under “Exit Strategy”, subject to stockholder approval, we intend to use the proceeds received from the sale of our 94.9% equity interest, along with the proceeds from the Sale of our three remaining properties, to make a distribution to our stockholders.

Repayment of Debt

The majority of our debt outstanding as of December 31, 2014 requires monthly repayment of a portion of the outstanding principal. During each of the six months ended June 30, 2015 and 2014, we repaid approximately $0.7 million of our mortgage notes payable. Our remaining scheduled principal payments in 2015 are approximately $0.7 million.

Distributions

During the six months ended June 30, 2015 and 2014, we had insufficient cash flows from operating activities or funds from operations to fund a portion of our distributions; therefore, such amounts were partially funded from unused proceeds of our Offering. Our board of directors authorized a daily distribution of $0.0017808 per share of common stock, which based on a 365 days calendar year, was equal to an annualized distribution rate of 8.7% relative to our estimated NAV per share as of December 31, 2014. Distributions were payable to all common stockholders of record as of the close of business on each day, payable monthly, until terminated or amended.

The payment of distributions represented a significant use of cash. Our primary sources of cash for the payment of distributions was net operating income generated by our leases, net of our general and administrative expenses, debt service payments and other operating expenses and unused Offering proceeds.

The following table presents total distributions declared and paid, net cash provided by operating activities and funds from operations (“FFO”) for the quarter and six months ended June 30, 2015 and 2014:

	Distributions Declared Daily Per Share	Total Cash Distributions Declared (1)	Cash Distributions Paid	Net Cash Provided by Operating Activities (2)	FFO (3)
2015 Quarter
First	$0.0017808	$1,323,429	$1,323,429	$45,252	$689,455
Second	0.0017808	1,338,139	1,338,139	1,325,586	912,086

Total	$0.0035616	$2,661,568	$2,661,568	$1,370,838	$1,601,541

2014 Quarter
First	$0.0017808	$1,323,429	$1,323,429	$82,503	$1,146,472
Second	0.0017808	1,338,139	1,338,139	664,945	762,009

Total	$0.0035616	$2,661,568	$2,661,568	$747,448	$1,908,481

FOOTNOTES:

(1)	Our net loss was approximately $1.0 million and $1.6 million, respectively, and cash distributions declared was each approximately $2.7 million for the six months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, approximately 49% and 72%, respectively, of distributions declared to stockholders were considered to be funded with other sources (i.e., Offering proceeds), and approximately 51% and 28%, respectively, were considered to be funded with cash provided by operations for GAAP purposes.
(2)	Net cash provided by operating activities agrees with the condensed consolidated statements of cash flows in our condensed consolidated financial statements. Such amount generally represents net income or loss adjusted for items not using cash, such as depreciation and amortization expense, and items not providing cash, such as straight-line rent adjustments. It can also include cash that resulted from the collection of a receivable or the postponement of making a vendor payment and, alternatively, excludes cash earned that has not been collected or the payment of expenses accrued in the applicable period.
(3)	See reconciliation of FFO in “Funds from Operations and Modified Funds from Operations” below.

Generally, distributions up to the amount of our current or accumulated earnings and profits will be taxable to the recipient stockholders as ordinary income.

As described above under “Exit Strategy”, in light of the pending Sale and the Plan of Dissolution, our board of directors voted to suspend our cash distribution on our common stock effective as of August 4, 2015. Accordingly, we will not declare or issue any further distributions on our common stock after the effective date of the suspension. The accrued distributions up to and through the effective date of the suspension will be paid to stockholders on or about September 9, 2015.

In addition, in connection with the proposed Sale described above under “Exit Strategy”, our board of directors approved the Plan of Dissolution pursuant to which we would be liquidated and dissolved, subject to consummation of the Sale and approval of the liquidation and our dissolution by our stockholders. Upon liquidation and dissolution, our stockholders will receive an aggregate amount currently estimated to be $7.01 per share of our outstanding common stock. This is based on the cash proceeds that we expect to receive in connection with the Sale, the proceeds of the liquidation of our remaining 5.1% interest in the entities that own the German properties, the amount of cash on hand less closing costs, transaction costs, and other liabilities, plus a direct payment to the stockholders from our Sponsor, or an affiliate of our Sponsor, representing a reimbursement of certain organization, offering and operating expenses.

Expense Support Agreements

During quarter and six month ended June 30, 2015, respectively, approximately $0.2 million and $0.5 million in asset management fees and $0.1 million and $0.2 million in operating-related personnel expenses were settled and paid in the form of restricted stock in accordance with the terms of the Amended and Restated Expense Support Agreement. During quarter and six month ended June 30, 2014, respectively, approximately $0.3 million and $0.6 million in asset management fees and $0.1 million and $0.2 million in operating-related personnel expenses were settled and paid in the form of restricted stock in accordance with the terms of the Amended and Restated Expense Support Agreement. In accordance therewith, we determined that approximately 45,000 and 42,000 shares, respectively, of Restricted Stock were issuable to the Advisor related to the quarters ended June 30, 2015 and 2014. The shares related to the quarter ended June 30, 2015 will be issued by August 14, 2015.

As described above under “Exit Strategy”, in light of the pending Sale and the Plan of Dissolution, our board of directors voted to suspend our cash distribution on our common stock effective as of August 4, 2015. Accordingly, we will not declare or issue any further distributions on our common stock after the effective date of the suspension. Since we will not declare distributions subsequent to the suspension, the distribution coverage metrics may be partially met during the third quarter of 2015, and therefore, our Advisor will not be required to accept restricted stock as full settlement and payment of asset management fees and operating-related personnel expenses. We expect that only a portion of these expenses will be settled in the form of restricted stock during the quarter ended September 30, 2015 and, absent a waiver of these expenses by the Advisor, expect to settle the remainder of these expenses in the form of cash going forward.

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

During the quarters and six months ended June 30, 2015 and 2014, the results of four real estate investment properties (including our Austin Property, which was sold in June 2015) contributed to income from continuing operations. As described above, we sold 94.9% of our equity interest in the entities that own our German properties in January 2015 and, as such, the results of operations for these five properties are included in income from discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

Comparison of the quarter and six months ended June 30, 2015 to the quarter and six months ended June 30, 2014

Revenues. Rental revenue and tenant reimbursements were approximately $2.7 million and $5.4 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $2.8 million and $5.5 million, respectively, for the quarter and six months ended June 30, 2014. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred.

Revenues decreased during the quarter and six months ended June 30, 2015 primarily as a result of the amendment and extension of the lease for our Jacksonville Distribution Center. Although the amendment was entered into in connection with extending the lease term to increase the potential value of the property, it resulted in lower straight-lined rent recognized over the term of the lease for GAAP purposes.

Property Operating Expenses. Property operating expenses were approximately $0.7 million and $1.4 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $0.8 million and $1.4 million, respectively, for the quarter and six months ended June 30, 2014. These expenses include property taxes, utilities and other costs that we are responsible for paying to operate our properties, some of which are reimbursable by the tenants with reimbursed amounts included in revenues. In general, as property operating expenses increase, tenant reimbursement income will increase as a result of the tenants’ obligations to pay such amounts. However, in some cases we may not be able to pass the full amount of any such increases to our tenants.

General and Administrative Expenses. General and administrative expenses are comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. During the quarter and six months ended June 30, 2015, general and administrative expenses totaled $0.3 million and $0.9 million, respectively; however, approximately $0.1 million and $0.2 million, respectively, of such amounts were settled in accordance with the Amended and Restated Expense Support Agreement, described above. The Restricted Stock was valued at zero during the quarter and six months ended June 30, 2015, and as such, only the net amounts of approximately $0.2 million and $0.7 million, respectively, were recognized as general and administrative expenses for accounting purposes.

We incurred approximately $0.4 million and $0.8 million in general and administrative expenses during the quarter and six months ended June 30, 2014, respectively; however, approximately $0.1 million and $0.2 million, respectively, of such amounts were settled in accordance with the Amended and Restated Expense Support Agreement, described above. The Restricted Stock was valued at zero during the quarter and six months ended June 30, 2014, and as such, only the net amounts of approximately $0.3 million and $0.6 million, respectively, were recognized as general and administrative expenses for accounting purposes. See “Expense Support” below.

Although we expect total general and administrative expenses for our properties will remain consistent for the remainder of 2015, we currently anticipate that only a portion of operating-related personnel expenses will be settled with Restricted Stock as a result of our board of directors voting to suspend our cash distribution on our common stock effective as of August 4, 2015, as described above under “Exit Strategy”. As a result, absent a waiver by the Advisor of a portion of operating-related personnel expenses, we expect an increase in general and administrative expenses going forward. See “Expense Support Agreements” above for additional information.

Asset Management Fees. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management. During each of the quarters and six months ended June 30, 2015 and 2014, asset management fees totaled $0.2 million and $0.5 million, respectively; however, all of the asset management fees were settled in accordance with the Amended and Restated Expense Support Agreement, described above. As described in Note 9. “Related Party Arrangements,” the Restricted Stock was valued at zero during the quarters and six months ended June 30, 2015 and 2014, and as such, no asset management fee expense was recognized for accounting purposes

We currently anticipate that only a portion of asset management fees will be settled with Restricted Stock as a result of our board of directors voting to suspend our cash distribution on our common stock effective as of August 4, 2015, as described above under “Exit Strategy”. As a result, absent a waiver of asset management fees from the Advisor, we expect an increase in asset management fees going forward. See “Expense Support Agreements” above for additional information.

Property Management Fees. We incurred approximately $ 0.08 million and $0.2 million in property management fees payable to our Property Manager and sub-property managers during quarter and the six months ended June 30, 2015, respectively, as compared to approximately $0.07 million and $0.1 million during the quarter and six months ended June 30, 2014, respectively, for services in managing our property operations. Property management fees generally range from 1.5% to 4.5% of property revenues.

Depreciation and Amortization. Depreciation and amortization was approximately $1.5 million and $3.0 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $1.6 million and $3.1 million for the quarter and six months ended June 30, 2014, respectively.

Interest Expense and Loan Cost Amortization. Interest expense and loan cost amortization was approximately $0.8 million and $1.7 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $0.9 million and $1.7 million for the quarter and six months ended June 30, 2014, respectively.

Income Taxes. We recognized tax expense relating to our properties in Texas of approximately $4,000 and $17,000 for the quarter and six months ended June 30, 2015, respectively as compared to approximately $13,000 and $26,000 for the quarter and six months ended June 30, 2014, respectively.

Analysis of Discontinued Operations. During the year ended December 31, 2014, we entered into a share purchase agreement for the sale of 94.9% of our equity interest in the entities that own our German properties, as described above in “Foreign Discontinued Operations.” Under ASC 205-20, we accounted for the revenues and expenses associated with the entities that own our German properties as discontinued operations for all periods presented in accordance with GAAP. In January 2015, we completed the sale of 94.9% of our equity interest in these entities and recognized an approximate $0.2 million gain on the sale.

Income (loss) from discontinued operations, net of tax, was approximately $0.3 million and ($0.06) million for the six months ended June 30, 2015 and 2014, respectively. During the quarter ended June 30, 2014, loss from discontinued operations, net of tax was approximately $0.2 million. During the quarter and six months ended June 30, 2014, we recognized approximately $0.4 million of income tax expense, which includes the effects of a change in judgment about our ability to realize deferred tax assets in future years and is reflective of the fact that, during the second quarter of 2014, it was deemed more likely than not that the deferred tax assets related to our German operations will not be realized due to our current and foreseeable operations.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the quarters and six months ended June 30, 2015 and 2014, our MFFO is FFO, excluding amortization of above- and below-market leases and straight-line rent adjustments which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss to FFO and MFFO for three months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(470,123)	$(989,309)	$(1,046,728)	$(1,564,811)
Adjustments:
Gain on sale of foreign discontinued operations	—	—	(238,411)	—
Gain on sale of real estate	(110,571)	—	(110,571)	—
Depreciation and amortization (including amortization of in place lease intangible assets):
Continuing operations	1,497,735	1,551,885	3,002,206	3,103,770
Discontinued operations	—	199,433	—	369,522
FFO adjustments from unconsolidated entities (1):	(4,955)	—	(4,955)	—

FFO	912,086	762,009	1,601,541	1,908,481
Amortization of above- and below-market lease intangible assets(2):
Continuing operations	70,757	70,757	141,513	141,513
Discontinued operations	—	11,322	—	17,553
Straight-line rent adjustments(3):
Continuing operations	95,059	(538,235)	186,999	(1,130,253)
Discontinued operations	—	(8,561)	—	(13,423)

MFFO	$1,077,902	$297,292	$1,930,053	$923,871

Weighted average number of shares of common stock outstanding (basic and diluted)	8,257,410	8,257,410	8,257,410	8,257,410

Net loss per share (basic and diluted)	$(0.06)	$(0.12)	$(0.13)	$(0.19)

FFO per share (basic and diluted)	$0.11	$0.09	$0.19	$0.23

MFFO per share (basic and diluted)	$0.13	$0.04	$0.23	$0.11

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, calculated using the HLBV method.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

The fluctuation in FFO and MFFO across periods was primarily attributable to the following:

•

MFFO increased during the quarter and six months ended June 30, 2015 primarily as a result of cash rents received during the periods related to our Jacksonville Distribution Center. In February 2014, we executed a lease amendment with the tenant at our Jacksonville Distribution Center, which extended the lease term from February 2018 to November 2024 and, among other things, granted “free rent” for the period from February 2014 through May 2014. Approximately $0.6 million and $1.2 million for the quarter and six months ended June 30, 2014, respectively, have been recognized as non-cash revenues in the accompanying condensed consolidated statements of operations and have been deducted from MFFO as non-cash straight-line rent adjustments. Although the lease extension reduced our MFFO in 2014, we believe it enhanced the value of our property.

•	The aforementioned increase in MFFO was partially offset by selling 94.9% of our equity interest in the entities that own our German properties in January 2015, as well as increased general and administrative expenses related to the Company’s exploration of strategic alternatives.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and, asset and property management fees and reimbursement of operating costs. See Note 9. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2014 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we owned a 5.1% non-controlling interest in the entities that own our German Properties. The debt related to the German properties was approximately $12.1 million at the exchange rate of $1.11 per Euro as of June 30, 2015.

CONTRACTUAL OBLIGATIONS

As of June 30, 2015, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2014. See our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of our contractual obligations.

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

The following is a schedule as of June 30, 2015 of our fixed rate debt maturities for the remainder of 2015, each of the next four years and thereafter (principal maturities only):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value¹
Fixed rate debt	$734,386	$30,882,372	$824,418	$875,963	$930,732	$21,153,940	$55,401,811	$57,426,452

Total debt	$734,386	$30,882,372	$824,418	$875,963	$930,732	$21,153,940	$55,401,811	$57,426,452

	2015	2016	2017	2018	2019	Thereafter	Total
Weighted average fixed interest rates of maturities	5.77%	5.54%	6.08%	6.08%	6.08%	6.08%	5.78%

FOOTNOTE:

(1)	The fair market value of fixed rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2015. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

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

Secondary Sales of Registered Shares between Investors

We are not aware of any transfers of shares by investors for the quarter and six months ended June 30, 2015 and for the quarter ended June 30, 2014 we are not aware of any other trades of our shares, other than previous purchases made in our public offerings and redemptions of shares by us. For the six months ended June 30, 2014, we are aware of transfers of 1,380 shares by investors. The shares were transferred as a sales price of $6.50 per share.

Use of Proceeds from Registered Securities

Our Offering closed on April 23, 2013; refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on the use of proceeds from our Offering.

The use of proceeds from our Offering and borrowings for the six months ended June 30, 2015 were as follows:

Unused Offering proceeds as of December 31, 2014	$6,716,533
Principal payments of debt	(291,886)
Distributions to stockholders	(1,707,643)

Unused Offering proceeds as of June 30, 2015	$4,717,004

Redemption of Shares and Issuer Purchases of Equity Securities

As a result of the termination of our distribution reinvestment plan and the close of our Offering in April 2013, our board of directors suspended our stock redemption plan effective April 10, 2013. Therefore, we did not redeem any shares of our common stock during the three months ended June 30, 2015.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2015.

GLOBAL INCOME TRUST, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

31.1	Certification of the Chief Executive Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer of Global Income Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer of Global Income Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from Global Income Trust, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.